Form 10KSB
period 1996-12-31
WALNUT CAPITAL INC
filed 1997-04-28
CIK 1021725

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year ended: December 31, 1996

                      Commission File No. 0-21275

                           WALNUT CAPITAL, INC.
   ----------------------------------------------------------------
   (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                         84-1349553
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

              16178 East Prentice Place, Aurora, Colorado 80015
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (303) 690-6787

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.0001 PAR VALUE
                        ------------------------------
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of December 31, 1996, 1,250,000 shares of common stock were outstanding.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Walnut Capital, Inc. (the "Company") was incorporated on July 1, 1996, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "Description of Business". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     In August, 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB; wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act"). As a result, the Company became a fully reporting company under the 34 Act, which management believed enhanced the Company's ability to attract a suitable private merger or acquisition candidate.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

     The Company's Board of Directors intends to provide its shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation of the same, which disclosure is intended to be in the form of a proxy statement. While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

     The Company's offices are located at 16178 East Prentice Place, Aurora, Colorado 80015, and its telephone number is (303) 690-6787.

DESCRIPTION OF BUSINESS

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item F/S, "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's President and its two directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Management will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. While management of the Company anticipates obtaining the approval of the shareholders of the Company via a Proxy Statement, the effect will be to assure such approval where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

     The Company's officers and shareholders have verbally agreed that they will advance to the Company any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have further agreed that such advances will be made in proportion to each person's percentage ownership of the Company.

These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Comany acquires or merges with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to the Company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which any of the Company's Officers, Directors, principal shareholders or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy, through their own initiative may be changed.

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since July 1, 1996 (inception), the Company has maintained its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. No public market for any securities of the Company has developed, and no firm has undertaken to make a market in the Company's securities.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at April 25, 1997, was 9.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the period from the Company's inception on July 1, 1996 to December 31, 1996, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(11,599) during the period ended December 31, 1996, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of December 31, 1996, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-7 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------
     Timothy J. Brasel        37        President, Secretary, Treasurer
                                        and Director

     James R. Sjoerdsma       35        Director

     In addition to the two officers and directors listed above, the following persons could also be deemed to be promoters and/or control persons of the Company, as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended:

                 Dr. Paul Dragul  --  Shareholder
                 J. J. Peirce     --  Shareholder

     There is no family relationship between any Director or Executive Officer of the Company.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     TIMOTHY J. BRASEL. Mr. Brasel has served as President, Secretary, Treasurer and a director of the Company since July 1, 1996. He also serves as President and a Director of three other publicly-held "shells": Universal Capital Corp., Beechport Capital Corp. and High Hopes, Inc. Mr. Brasel also serves as the sole officer and a director of three other companies which were formed at the same time and for the same purpose as the Company: Cypress Capital, Inc., Mahogany Capital, Inc. and Aspen Capital, Inc. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From January 1989 to May 1992, Mr. Brasel served as a Director of Coalmont, Inc., a publicly-held blank-check company that completed an acquisition of MCC Holdings, Inc. during May 1992. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

     JAMES R. SJOERDSMA. Mr. Sjoerdsma has served as a Director of the Company since July 1996. He also serves as a director of three other companies which were formed at the same time and for the same purpose as the
Company: Cypress Capital, Inc., Mahogany Capital, Inc. and Aspen Capital, Inc. Mr. Sjoerdsma has been employed by Genencor International, Inc., Palo Alto, California, since 1990. He currently served as Director, Worldwide Human Resources, Research and Development for Genencor. From 1982 until 1990, he was employed by Rockwell International as Manager of Human Resources. Mr. Sjoerdsma has been written up in several publications for pioneering some of the most advanced pay and people systems. Mr. Sjoerdsma served as a director of Grason Industries, Inc., a blank-check company, from January 1988 until March 1989, when it completed an acquisition; he served as a director of Emerald Eagle Corp., a blank-check company, from September 1987 until May 1992; and he served as President and a director of Tipton Industries, Inc., a blank-check company, from April 1987 until December 1987, when it completed an acquisition. Mr. Sjoerdsma also founded Peppy's Ice Cream, Inc., in 1987, in Palo, Iowa. He co-owned the business until 1994 when he sold it to relocate to California. Peppy's Ice Cream is one of the largest distributors of novelty ice cream products in the Cedar Rapids, Iowa City and Waterloo area. He received an MBA Degree with high honors from Novo University in 1987, and a Bachelor of Science Degree (Cum Laude) in economics and business from Cornell College in 1982. He received his SPHR (Senior Professional Human Resources) certificate in 1992.

     All Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer and its Directors currently receive no salary from the Company.

     It is possible that the Company's Officers and Directors will sell part or all of their shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's length negotiations between the Company's Officers and Directors and management of the potential merger entity. There currently is no agreement or understanding of any kind whereby Officers and Directors of the Company will dispose of part or all of their shares of the Common Stock of the Company pursuant to an acquisition of the business opportunity.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 14, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

    Name and Address           Amount of Beneficial
   of Beneficial Owner              Ownership            Percentage of Class
   -------------------         --------------------      -------------------
Timothy J. Brasel                  525,000<FN1>                 42.0%
16178 E. Prentice Place
Aurora, CO 80015

James R. Sjoerdsma                 125,000                      10.0%
529 Seastorm Drive
Redwood City, CA 94065

J. J. Peirce                       100,000                       8.0%
5125 West Lake Avenue
Littleton, CO 80123

Paul H. Dragul                     500,000                      40.0%
950 E. Harvard, No. 500
Denver, CO 80210

Brasel Family Partners, Ltd.       200,000                      16.0%
16178 E. Prentice Place
Aurora, CO 80015

Charitable Remainder Trust          75,000                       6.0%
 of Timothy J. Brasel
16178 E. Prentice Place
Aurora, CO 80015

Janet M. Brasel, Custodian          75,000                       6.0%
 for Tyler J. Brasel
16178 E. Prentice Place
Aurora, CO 80015

Janet M. Brasel, Custodian          75,000                       6.0%
 for Colton R. Brasel
16178 E. Prentice Place
Aurora, CO 80015

Janet M. Brasel, Custodian          50,000                       4.0%
 for Justin T. Brasel
16178 E. Prentice Place
Aurora, CO 80015

All Executive Officers and         650,000                      52.0%
Directors as a Group
(2 Persons)
__________________

<FN1>
Includes 75,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 50,000 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 200,000 shares held by Brasel Family Partners; and 200,000 shares held by Janet M. Brasel as custodian for Tyler, Colton and Justin Brasel. Mr. Brasel is a trustee for the Charitable Remainder Trust of Timothy J. Brasel and the General Partner of Brasel Family Partners, Ltd.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 1996, the Company issued a total of 1,250,000 shares of Common Stock to the following persons for a total of $12,500 in cash:

        NAME                 NUMBER OF SHARES        TOTAL CONSIDERATION
James R. Sjoerdsma                125,000                   $ 1,250
J. J. Peirce                      100,000                   $ 1,000
Charitable Remainder
  Trust of Timothy J.
  Brasel                           75,000                   $   750
Charitable Remainder
  Trust of Mary Jane
  Brasel                           50,000                   $   500
Brasel Family Partners, Ltd.      200,000                   $ 2,000
Janet M. Brasel, Custodian
  for Tyler Jay Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Colton R. Brasel             75,000                   $   750
Janet M. Brasel, Custodian
  for Justin Thomas Brasel         50,000                   $   500
Paul H. Dragul                    500,000                   $ 5,000
                                ---------                   -------
     Total                      1,250,000                   $12,500

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation      Incorporated by reference to
                                           Exhibit 2.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on August 28,
                                           1996 (No. 0-21275)

 3          Bylaws                         Incorporated by reference to
                                           Exhibit 2.2 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on August 28,
                                           1996 (No. 0-21275)

10          Lock-up Agreements by          Incorporated by reference to
            Company Shareholders           Exhbit 3.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on August 28,
                                           1996 (No. 0-21275)

27        Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                       INDEX TO FINANCIAL STATEMENTS

                           Walnut Capital, Inc.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                                  with
             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Certified Public Accountants            F-2

Financial Statements:

     Balance Sheet                                            F-3
     Statement of Operations                                  F-4
     Statement of Changes in  Stockholders' Equity            F-5
     Statement of Cash Flows                                  F-6
     Notes to Financial Statements                            F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Walnut Capital, Inc.
Aurora, CO

We have audited the accompanying balance sheet of Walnut Capital, Inc. (a development-stage company) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the period from June 14, 1996 (date of inception) through December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Walnut Capital, Inc. (a development-stage company) as of December 31, 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the period from June 14, 1996 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.

                          /s/ Schumacher & Associates, Inc.
                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              12835 E. Arapahoe Road
                              Tower II, Suite 110
                              Englewood, CO 80112
March 10, 1997

                             Walnut Capital, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEET
                               December 31, 1996

                                    ASSETS
Current Assets:
  Cash                                            $       904
       Total Current Assets                               904

Organization costs, net of amortization                   225

TOTAL ASSETS                                      $     1,129

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $       228
       Total Current Liabilities                          228

TOTAL LIABILITIES                                         228

Stockholders' Equity:
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   none issued and outstanding                              -
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   1,250,000 issued and outstanding                       125
  Additional Paid In Capital                           12,375
  Accumulated (Deficit)                               (11,599)

TOTAL STOCKHOLDERS' EQUITY                                901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     1,129

The accompanying notes are an integral part of the financial statements.

                            Walnut Capital, Inc.
                       (A Development Stage Company)

                          STATEMENT OF OPERATIONS

           For the Period from June 14, 1996 (date of inception)
                         through December 31, 1996

Revenue                                           $         -
Expenses:
     Amortization                                          25
     Legal & accounting                                10,667
     Other                                                907

                                                       11,599

Net (Loss)                                        $   (11,599)
Per Share                                         $      (.01)

Weighted Average Shares Outstanding                 1,250,000

The accompanying notes are an integral part of the financial statements.

                           Walnut Capital, Inc.
                       (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

       For the Period from June 14, 1996 (date of inception) through
                            December 31, 1996

                 Pre-                               Addi-
                 ferred          Common             ional    Accumu-
                 No./    Stock   No./       Stock   Paid-in  lated
                 Shares  Amount  Shares     Amount  Capital  (Deficit)    Total
Balance at         -     $ -             -  $  -    $    -   $      -   $      -
June 14,
1996

Common stock       -       -     1,250,000   125     12,375         -     12,500
issued for
cash, at incep-
tion, at $.01
per share

Net loss-          -       -             -     -              (11,599)   (11,599)
year ended
December 31,
1996

Balance at         -     $ -     1,250,000  $125    $12,375  $(11,599)  $    901
December 31,
1996

The accompanying notes are an integral part of the financial statements.

                             Walnut Capital, Inc.
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS

            For the Period from June 14, 1996 (date of inception)
                         through December 31, 1996

Operating Activities:
 Net (Loss)                                       $  (11,599)
 Adjustment to reconcile net (loss
  to net cash provided by operating
  activities:
   Amortization                                           25
   (Decrease) in accounts payable and
    accrued expenses                                     (22)

 Net Cash (Used in) Operating
  Activities                                         (11,596)

Cash Flows from Investing Activities                       -

Cash Flows from Financing Activities:

     Issuance of common stock                         12,500

Net Cash Provided by Financing Activities             12,500

Increase in Cash                                         904

Cash, Beginning of Period                                  -

Cash, End of Period                               $      904

Interest Paid                                     $        -

Income Taxes Paid                                 $        -

The accompanying notes are an integral part of the financial statements.

                             Walnut Capital, Inc.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1996

(1)  Summary of Accounting Policies

     This summary of significant accounting policies of Walnut Capital, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Description of Business

     The Company was organized on June 14, 1996 for the purpose of engaging in any lawful business but it is management's plan to seek a business combination. The Company is a development-stage company since planned principal operations have not commenced. The Company has selected December 31 as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Organization Costs

     Costs incurred to organize the Company are being amortized on a straight-line basis over a sixty month period.

(2)  Common Stock Issued

     During the period ended December 31, 1996 the Company issued 1,250,000 restricted shares of common stock for $12,500 cash.

(3)  Related Party Transaction

     The Company uses the office of a shareholder at no cost. The Company expects this arrangement to continue until the Company commences planned operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 WALNUT CAPITAL, INC.

Dated: April 25, 1997            By: /s/ Timothy J. Brasel
                                     Timothy J. Brasel, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                  DATE

/s/Timothy J. Brasel          President, Secretary,     April 25, 1997
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director

/s/ James R. Sjoerdsma        Director                  April 25, 1997
James R. Sjoerdsma