Form 10QSB
period 1997-06-30
WALNUT CAPITAL INC
filed 1997-08-28
CIK 1021725

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                       Commission File Number: 0-21275

                              WALNUT CAPITAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        84-1349553
----------------------------                ---------------------------------
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

                            Yes X             No___

As of June 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX

                                                         Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1997
                 and December 31, 1996                     3

               Statement of Operations, Three Months
                 Ended June 30, 1997                            4

               Statement of Operations, Six Months
                 Ended June 30, 1997                            5

               Statement of Cash Flows, Three Months
                 Ended June 30, 1997                            6

               Statement of Cash Flows, Six Months
                 Ended June 30, 1997                            7

               Notes to Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                9

Part II.  Other Information                                     9

                       WALNUT CAPITAL, INC.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                                           June 30  December 31
                                                             1997       1996
Current Assets
  Cash                                            $      194         $      904
  Total Current Assets                                   194                904

Organization costs, net of amortization                  200                225

  Total Assets                                    $      394         $    1,129

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
      Accounts payable                            $    2,266     $      228
  Total Current Liabilities                            2,266                228

Stockholders' (Deficit):
  Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                     -              -
  Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                                   125            125
     Additional paid-in capital                      12,375         12,375
     Accumulated deficit                            (14,372)       (11,599)
Total Stockholders' (Deficit)                        (1,872)           901

Total Liabilities and Stockholders' (Deficit)    $      394     $    1,129

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                Three Months Ended June 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                         1,098
     Other                                                       471
       Total Operating Expenses                                1,569

Net Loss                                                  $   (1,569)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.

                     STATEMENT OF OPERATIONS
                           (Unaudited)

                 Six Months Ended June 30, 1997

Revenues                                                 $         -

Operating Expenses:
     Professional fees                                         2,266
     Other                                                       507
       Total Operating Expenses                                2,773

Net Loss                                                  $   (2,773)

Per Share                                                 $      nil

Weighted Average Number of Shares
 Outstanding                                               1,250,000

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                 Three Months Ended June 30, 1997


Cash Flows Operating Activities:
     Net (loss)                                           $   (1,569)
     Amortization                                                 13
     Increase in accounts payable                              1,098

  Net Cash (Used in) Operating
   Activities                                                   (458)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities                               -

(Decrease) in Cash                                              (458)

Cash, Beginning of Period                                        652

Cash, End of Period                                       $      194

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.

                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                  Six Months Ended June 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                           $   (2,773)
     Amortization                                                 25
     Increase in accounts payable                              2,038

  Net Cash (Used in) Operating
   Activities                                                   (710)

Cash Flows from Investing Activities                               -

Cash Flows from Financing Activities                               -

(Decrease) in Cash                                              (710)

Cash, Beginning of Period                                        904

Cash, End of Period                                       $      194

Interest Paid                                             $        -

Income Taxes Paid                                         $        -

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1997, the Company had no material commitments for capital expenditures.


                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WALNUT CAPITAL, INC.

Date:     August 26, 1997               By:  /s/ Timothy J. Brasel
                                             Timothy J. Brasel

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically