Form 10QSB
period 1997-09-30
WALNUT CAPITAL INC
filed 1997-12-24
CIK 1021725

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                            Yes X             No___

As of September 30, 1997, 1,250,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and December 31, 1996                     3

               Statement of Operations, Three Months
                 Ended September 30, 1997                  4

               Statement of Operations, Nine Months
                 Ended September 30, 1997                  5

               Statement of Cash Flows, Three Months
                 Ended September 30, 1997                  6

               Statement of Cash Flows, Nine Months
                 Ended September 30, 1997                  7

               Notes to Financial Statements               8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                9

                       WALNUT CAPITAL, INC.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                                 September 30 December 31
                                                     1997       1996
                                                  ----------  ----------
Current Assets
  Cash                                            $       94  $      904
                                                  ----------  ----------
  Total Current Assets                                    94         904

Organization costs, net of amortization                  187         225
                                                  ----------  ----------
  Total Assets                                    $      281  $    1,129
                                                  ----------  ----------

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                             $    3,623  $      228
                                                  ----------  ----------
  Total Current Liabilities                            3,623         228
                                                  ----------  ----------
Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                      -           -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          1,250,000 shares issued and
          outstanding                                    125         125
     Additional paid-in capital                       14,875      12,375
     Accumulated deficit                             (18,342)    (11,599)
                                                  ----------  ----------
Total Stockholders' (Deficit)                         (3,342)        901
                                                  ----------  ----------
Total Liabilities and Stockholders' (Deficit)    $       281  $    1,129
                                                  ----------  ----------

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)

               Three Months Ended September 30, 1997

Revenues                                                     $        -
                                                             ----------
Operating Expenses:
      Professional fees                                           3,624
      Other                                                         346
                                                             ----------
        Total Operating Expenses                                  3,970
                                                             ----------
Net Loss                                                     $   (3,970)
                                                             ----------
Per Share                                                    $      nil
                                                             ----------
Weighted Average Number of Shares
 Outstanding                                                  1,250,000
                                                             ----------

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.
                     STATEMENT OF OPERATIONS
                           (Unaudited)

                Nine Months Ended September 30, 1997

Revenues                                                     $        -
                                                             ----------
Operating Expenses:
      Professional fees                                           5,890
      Other                                                         853
                                                             ----------
        Total Operating Expenses                                  6,743
                                                             ----------
Net Loss                                                     $   (6,743)
                                                             ----------
Per Share                                                    $      nil
                                                             ----------
Weighted Average Number of Shares
 Outstanding                                                  1,250,000
                                                             ----------

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                Three Months Ended September 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                             $   (3,970)
     Amortization                                                   12
     Increase in accounts payable                                1,358
                                                             ----------
  Net Cash (Used in) Operating
   Activities                                                   (2,600)
                                                             ----------
Cash Flows from Investing Activities                                 -
                                                             ----------
Cash Flows from Financing Activities
      Increase in additional paid-in capital                     2,500
                                                             ----------
  Net Cash Provided by Financing Activities                      2,500
                                                             ----------
(Decrease) in Cash                                                (100)

Cash, Beginning of Period                                          194
                                                             ----------
Cash, End of Period                                          $      94
                                                             ----------
Interest Paid                                                $       -
                                                             ----------
Income Taxes Paid                                            $       -
                                                             ----------

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)

                Nine Months Ended September 30, 1997

Cash Flows Operating Activities:
     Net (loss)                                             $   (6,743)
     Amortization                                                   37
     Increase in accounts payable                                3,396
                                                             ----------
  Net Cash (Used in) Operating
   Activities                                                   (3,310)
                                                             ----------
Cash Flows from Investing Activities                                 -
                                                             ----------
Cash Flows from Financing Activities
     Increase in additional paid-in capital                      2,500
                                                             ----------
  Net Cash Provided by Financing Activities                      2,500
                                                             ----------
(Decrease) in Cash                                                (810)

Cash, Beginning of Period                                          904
                                                             ----------
Cash, End of Period                                          $      94
                                                             ----------
Interest Paid                                                $       -
                                                             ----------
Income Taxes Paid                                            $        -
                                                             ----------

The accompanying notes are an integral part of the financial statements.

                       WALNUT CAPITAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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

                                   WALNUT CAPITAL, INC.

Date:  December 17, 1997           By:  /s/ Timothy J. Brasel
                                        Timothy J. Brasel
                                        President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically