Form 10-Q
period 1998-06-30
ENTER TECH CORP
filed 1998-08-20
CIK 1021725

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         June 30, 1998
                          -------------------

                              or

[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to

Commission File Number  0-21275

                       ENTER TECH CORP.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

                Nevada                            84-1349553
      ---------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

   430 East 6th Street,     Loveland, CO              80537
   ----------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

                            (303) 669-5292
         --------------------------------------------------
        (Registrant's telephone number, including area code)


     -------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [ X ] Yes   [   ] No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                     DURING THE PRECEDING FIVE YEARS:

     Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  [   ] Yes  [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1998, Registrant had 3,650,000 shares of common stock, $.0001 par value, outstanding.

                                   INDEX

                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of June 30, 1998
                   and December 31, 1997 (Unaudited)             2

               Statements of Operations, Three and Six
                   Months Ended June 30, 1998 (Unaudited)        3

               Statements of Cash Flows, Three and Six
                   Months Ended June 30, 1998 (Unaudited)        4

               Notes to Financial Statements                     5

     Item 2.   Management's Discussion and Analysis of
                   Financial Conditions and Results of
                   Operations                                    7

Part II.  Other Information                                      8

                             ENTER TECH CORP.
                             ----------------
                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                     June 30,     December 31,
                                                       1998           1997
                                                     -----------  ------------
Current Assets
 Cash                                              $     1,004     $    5,000
 Other                                                       -            500
                                                   -----------     ----------
  Total Current Assets                                   1,004          5,500

License and other intangible assets, net
 of valuation allowance of $210,000                          -              -
                                                   -----------     ----------
  Total Assets                                     $     1,004     $    5,500
                                                   ===========     ==========
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable                              $     5,234     $        -
     Payable, related party                             15,000          7,500
                                                   -----------     ----------
  Total Current Liabilities                             20,234          7,500
                                                   -----------     ----------
Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                        -              -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          3,650,000 shares issued and
          outstanding at June 30, 1998,
          and 3,235,000 shares issued and
          outstanding at December 31, 1997                 365            324
     Additional paid-in capital                        274,409        235,600
     Accumulated deficit                              (294,004)      (237,924)
                                                      ---------      ---------
Total Stockholders' (Deficit)                          (19,230)        (2,000)
                                                   ------------   ------------
Total Liabilities and Stockholders' (Deficit)      $     1,004    $     5,500
                                                   ============   ============


The accompanying notes are an integral part of the financial statements.

                         ENTER TECH CORP.
                         ----------------
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                 Six Months    Three Months
                                    Ended          Ended
                                   June 30,       June 30,
                                    1998            1998
                                 ----------     -----------
Revenues                        $         -    $         -
                                -----------    -----------
Operating Expenses:
     Management fees                  7,500          3,750
     Supplies                           832            416
     Professional fees               20,862         10,431
     Rent                             3,987          1,994
     Travel                           3,119          1,560
     Telephone                        1,837            918
     Research and development        17,943          8,972
                                -----------   ------------
       Total Operating Expenses      56,080         28,041
                                ------------  ------------
  Net Loss                      $   (56,080)  $   (28,041)
                                ------------  ------------
  Per Share                     $      (.02)  $      (.01)
                                ============  ============
Weighted Average Number
   of Shares Outstanding          3,650,000     3,650,000
                                ============  ============



The accompanying notes are an integral part of the financial statements.

                         ENTER TECH CORP.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                  Six Months   Three Months
                                                     Ended        Ended
                                                    June 30,     June 30,
                                                     1998          1998
                                                   ---------     --------
Cash Flows Operating Activities:
       Net (loss)                                 $  (56,080)   $  (28,041)
     Decrease in other current
        assets                                           500           250
      Increase in accounts payable                     5,234         5,234
                                                  -----------   -----------
  Net Cash (Used in) Operating
     Activities                                      (50,346)      (22,557)
                                                  -----------   -----------
Cash Flows from Investing
   Activities                                              -             -

Cash Flows from Financing
 Activities:
     Common stock issued and
        additional paid-in capital                    38,850        19,425
     Increase in payable,
        related party                                  7,500         3,750
                                                   ----------     ---------
  Net Cash Provided by
     Financing Activities                             46,350        23,175
                                                   ----------     ---------
  Increase (Decrease) in Cash                         (3,996)          618

  Cash, Beginning of Period                            5,000           386
                                                   ----------     ---------
  Cash, End of Period                             $    1,004    $    1,004
                                                  ==========    ==========
  Interest Paid                                   $        -    $        -
                                                  ==========    ==========
  Income Taxes Paid                               $        -    $        -
                                                  ==========    ==========



The accompanying notes are an integral part of the financial statements.

                         ENTER TECH CORP.
                         ----------------
                  NOTES TO FINANCIAL STATEMENTS
                    June 30, 1998 (Unaudited)


 (1)  Condensed Financial Statements
 -----------------------------------
    The financial statements included herein have been prepared by Enter Tech Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
    Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corp. believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Enter Tech Corp. later in the year.

    The management of Enter Tech Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

 (2)  Business Combination
 -------------------------
    On June 2, 1998 Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) Completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. At the time of the business combination, 835,000 of the Company's common stock were cancelled. Since the controlling shareholders of Links, Ltd. own controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. Were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997, therefore, comparative financial statements for prior periods have not been presented.

 (3) License and Other Intangible Assets
 ---------------------------------------
    The former parent company of Links, Ltd. acquired certain technology and license rights from an unrelated third party for $210,000. These intangible assets were contributed to Links, Ltd. Management of the Company review the intangible assets for impairment and provided a valuation allowance for the total $210,000.

 (4)  Allocated Expenses
 -----------------------
    Links, Ltd. was charged with various operating expenses allocated from its former parent company. The expenses were recorded in the Statement of Operations and shown as additional paid-in capital.

 (5)  Payable, Related Party
 ---------------------------
    Links, Ltd. incurred $15,000 of management fees payable to a related party.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Enter Tech Corp. (formerly Walnut Capital, Inc.)(the "Company") was organized as a Colorado corporation on June 14, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. Effective June 2, 1998, the Company completed a business combination with Links, Ltd. as described in Note (2) to the financial statements.

The Company generated no revenues during the three or six month periods ended June 30, 1998. The Company has incurred operating expenses of $56,080 and $28,041 respectively during the six and three month periods ended June 30, 1998.

The Company's capital is limited. The Company is attempting to raise additional capital.

At June 30, 1998, the Company had no material commitments for capital expenditures, other than the Company has a $1,500,000 backlog of sales order which management anticipates will require approximately $750,000 to acquire the inventory.

                    PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated June 2, 1998 filed related to the business combination with Links, Ltd.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                 ENTER TECH CORP.



(Date)                       August 19,1998
BY(Signature)                /s/Josh Foss
(Name and Title)             Josh Foss, President