Form 10-Q
period 1998-09-30
ENTER TECH CORP
filed 1998-11-16
CIK 1021725

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the period ended         September 30, 1998
                           ---------------------
                              or
[   ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
Exchange act of 1934.
For the transition period from                   to
                               -----------------    -----------------

Commission File Number

                         ENTER TECH CORP.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)

                Nevada                             84-1349553
      ------------------------------            ---------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization            Identification No.)

       430 East 6th Street,     Loveland, CO              80537
      ---------------------------------------          ----------
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

                                  [   ] Yes    [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, Registrant had 4,400,000 shares of common stock, $.0001 par value, outstanding.

                                   INDEX
                                   -----
                                                               Page
                                                              Number
                                                              ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1998
                   and December 31, 1997 (Unaudited)             2

               Statements of Operations, Three and Nine
                   Months Ended September 30, 1998 (Unaudited)   3

               Statements of Cash Flows, Three and Nine
                   Months Ended September 30, 1998 (Unaudited)   4

               Notes to Financial Statements                     5

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                      7

Part II.  Other Information                                      8

                             ENTER TECH CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                  September 30,   December 31,
                                                       1998           1997
                                                  -------------   ------------
Current Assets
 Cash                                              $         -     $    5,000
 Other                                                       -            500
                                                   -----------     ----------
  Total Current Assets                                       -          5,500

License and other intangible assets, net
 of valuation allowance of $227,943                          -              -
                                                   -----------     ----------
  Total Assets                                     $         -     $    5,500
                                                   ===========     ==========
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable                              $     1,500     $        -
     Customer deposits                                  60,000              -
     Payable, related parties                           46,073          7,500
                                                   -----------     ----------
  Total Current Liabilities                            107,573          7,500
                                                   -----------     ----------
Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                        -              -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          4,400,000 shares issued and
          outstanding at September 30, 1998,
          and 3,235,000 shares issued and
          outstanding at December 31, 1997                 440            324
     Additional paid-in capital                        227,063        235,600
     Accumulated deficit                              (335,076)      (237,924)
                                                      ---------      ---------
Total Stockholders' (Deficit)                         (107,573)        (2,000)
                                                   ------------   ------------
Total Liabilities and Stockholders' (Deficit)      $         -    $     5,500
                                                   ============   ============


The accompanying notes are an integral part of the financial statements.

                           ENTER TECH CORP.

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

>CAPTION>
                                    Nine Months    Three Months
                                       Ended         Ended
                                   September 30,   September 30,
                                        1998           1998
                                   -------------  -------------
  Revenues                           $         -  $         -
                                     -----------  -----------
Operating Expenses:
       Management fees                    30,000       22,500
       Supplies                            2,794        1,962
       Professional fees                  54,270       33,408
       Rent                               10,245        6,258
       Travel                              5,884        2,765
       Telephone                           3,940        2,103
       Write down of carrying value
        of Technology and License
        Agreement                        227,943      210,000
                                      ----------    ---------
         Total Operating Expenses        335,076      278,996
                                     ------------  -----------
  Net Loss                           $  (335,076)  $ (278,996)
                                     ------------  -----------
  Per Share                          $      (.08)  $     (.06)
                                     ============  ===========
Weighted Average Number
   of Shares Outstanding               4,400,000    4,400,000
                                     ============  ===========





The accompanying notes are an integral part of the financial statements.

                         ENTER TECH CORP.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                      Nine Months      Three Months
                                         Ended            Ended
                                      September 30,    September 30,
                                         1998             1998
                                      -------------    -------------
Cash Flows Operating Activities:
       Net (loss)                     $ (335,076)       $ (278,996)
     Decrease in other current
        assets                               500                 -
       Stock issued for services           7,500             7,500
       Increase in customer deposits      60,000            60,000
     Increase (decrease) in
        accounts payable                   1,500            (3,734)
       Other                               2,000             2,000
                                       ---------         ----------
  Net Cash (Used in) Operating
     Activities                         (263,576)         (213,230)

Cash Flows from Investing
   Activities                                  -                 -
                                       ---------        ----------
Cash Flows from Financing
 Activities:
     Common stock issued and
        additional paid-in capital       220,003           181,153
     Increase in payable,
        related party                     38,573            31,073
                                      ----------        ----------
  Net Cash Provided by
     Financing Activities                258,576           212,226
                                      -----------       -----------
  (Decrease) in Cash                      (5,000)           (1,004)

  Cash, Beginning of Period                5,000             1,004
                                      ----------        ----------
  Cash, End of Period                 $        -        $        -
                                      ==========        ==========
  Interest Paid                       $        -        $        -
                                      ==========        ==========
  Income Taxes Paid                   $        -        $        -
                                      ==========        ==========



The accompanying notes are an integral part of the financial statements.

                         ENTER TECH CORP.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1998 (Unaudited)


(1) Condensed Financial Statements
    ------------------------------
    The financial statements included herein have been prepared by Enter Tech Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
    Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corp. believes that the disclosures are adequate to make the information presented not misleading. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Enter Tech Corp. later in the year.

    The management of Enter Tech Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Business Combination
    --------------------
    On June 2, 1998 Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) Completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. At the time of the business combination, 835,000 of the Company's common stock were cancelled. Since the controlling shareholders of Links, Ltd. own controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. Were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997, therefore, comparative financial statements for prior periods have not been presented.

                         ENTER TECH CORP.

                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1998 (Unaudited)


(3) License and Other Intangible Assets
    -----------------------------------
    The former parent company of Links, Ltd. acquired certain technology and license rights from an unrelated third party for $227,943. These intangible assets were contributed to Links, Ltd. Management of the Company reviewed the intangible assets for impairment and provided a valuation allowance for the total $227,943.

(4) Allocated Expenses
    ------------------
    Links, Ltd. was charged with various operating expenses allocated from its former parent company. The expenses were recorded in the Statement of Operations and shown as additional paid-in capital.

(5) Payable, Related Party
    ----------------------
    During the nine month period ended September 30, 1998, the Company incurred $30,000 of management fees payable to a related party. Related party payables totalled $46,073 at September 30, 1998.

(6) Consulting Agreement
    --------------------
    Effective July 1, 1998, the Company entered into a one year agreement with the Vice President of the Company, whereby the Vice President would provide consulting services in exchange for fees of $500 per month and 750,000 shares of free trading common stock of the Company, issued pursuant to an S-8 registration.

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

The Company generated no revenues during the three or six month periods ended September 30, 1998. The Company has incurred operating expenses of $333,576 and $277,496 respectively during the nine and three month periods ended September 30, 1998.

The Company's capital is limited. The Company is attempting to raise additional capital.

At September 30, 1998, the Company had no material commitments for capital expenditures, other than the Company has a $1,500,000 backlog of sales order which management anticipates will require approximately $750,000 to acquire the inventory.

                    PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         Form 8-K dated June 2, 1998 filed related to the business combination with Links, Ltd.

         EX-27    Financial Data Schedule

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



(Registrant)                                    ENTER TECH CORP.

BY(Signature)                                   /s/Josh Foss
(Date)                                          November 9, 1998