Form 10-Q/A
period 1998-09-30
ENTER TECH CORP
filed 1999-01-12
CIK 1021725

         FORM 10-QSB - Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB/A

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

                                  [   ] Yes    [   ] No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1998, Registrant had 3,650,000 shares of common stock, $.0001 par value, outstanding.

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

                             ENTER TECH CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                  September 30,   December 31,
                                                       1998           1997
                                                  -------------   ------------
Current Assets
 Cash                                              $         -     $    5,000
 Other                                                       -            500
                                                   -----------     ----------
  Total Current Assets                                       -          5,500

License and other intangible assets, net
 of valuation allowance of $227,943                          -              -
                                                   -----------     ----------
  Total Assets                                     $         -     $    5,500
                                                   ===========     ==========
                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
     Accounts payable                              $     1,500     $        -
     Customer deposits                                  60,000              -
     Payable, related parties                           53,573          7,500
                                                   -----------     ----------
  Total Current Liabilities                            115,073          7,500
                                                   -----------     ----------
Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                        -              -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          4,400,000 shares issued and
          outstanding at September 30, 1998,
          and 3,235,000 shares issued and
          outstanding at December 31, 1997                 365            324
     Additional paid-in capital                        219,638        235,600
     Accumulated deficit                              (335,076)      (237,924)
                                                      ---------      ---------
Total Stockholders' (Deficit)                         (115,073)        (2,000)
                                                   ------------   ------------
Total Liabilities and Stockholders' (Deficit)      $         -    $     5,500
                                                   ============   ============


The accompanying notes are an integral part of the financial statements.

                           ENTER TECH CORP.

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

>CAPTION>
                                    Nine Months    Three Months
                                       Ended         Ended
                                   September 30,   September 30,
                                        1998           1998
                                   -------------  -------------
  Revenues                           $         -  $         -
                                     -----------  -----------
Operating Expenses:
       Management fees                    30,000       22,500
       Supplies                            2,794        1,962
       Professional fees                  54,270       33,408
       Rent                               10,245        6,258
       Travel                              5,884        2,765
       Telephone                           3,940        2,103
       Write down of carrying value
        of Technology and License
        Agreement                        227,943      210,000
                                      ----------    ---------
         Total Operating Expenses        335,076      278,996
                                     ------------  -----------
  Net Loss                           $  (335,076)  $ (278,996)
                                     ------------  -----------
  Per Share                          $      (.09)  $     (.08)
                                     ============  ===========
Weighted Average Number
   of Shares Outstanding               3,650,000    3,650,000
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

(6) Consulting Agreement
    --------------------
    Effective July 1, 1998, the Company entered into a one year agreement with the Vice President of the Company, whereby the Vice President would provide consulting services in exchange for fees of $500 per month and 750,000 shares of free trading common stock of the Company, issued pursuant to an S-8 registration. As of September 30, 1998, the 750,000 shares had not been issued and therefore have not been recorded as outstanding. The September 30, 1998 financial statements include an accrual of $9,000 related to the services rendered persuant to this agreement from July 1, 1998 through September 30, 1998.

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



(Registrant)                                    ENTER TECH CORP.

BY(Signature)                                   /s/Josh Foss
(Date)                                          January 11, 1999