Form 10KSB40
period 1998-12-31
ENTER TECH CORP
filed 1999-04-14
CIK 1021725

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year ended: December 31, 1998
                            Commission File No. 0-21275

                                  ENTER TECH CORP.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)
                    (Formerly Known as Walnut Capital, Inc.)

               NEVADA                                         84-1349553
    --------------------------------               ------------------------
    (State or Other Jurisdiction of                (I.R.S. Employer Identi-
    Incorporation or Organization)                    fication Number)

                   430 East 6th Street, Loveland, Colorado 80537
             ----------------------------------------------------------
            (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:  (970) 669-5292

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $-0-. As of March 1, 1999, a total of 3,650,000 shares of common stock were outstanding.

Documents incorporated by reference: Such documents are found in Item 13

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Enter Tech Corp., formerly known as Walnut Capital, Inc. (the "Company") was incorporated on July 1, 1996, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date.

     In October 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB; wherein it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act").

     On June 2, 1998, the Company completed a merger of the Company and Links, Ltd., a Wyoming corporation, whereby the Company was the survivor. Pursuant to the Articles of Merger filed in the respective States of Nevada and Wyoming, the Company's name was changed from Walnut Capital, Inc. to Enter Tech Corp. to more accurately describe the proposed business of the Company. Pursuant to the Agreement and Plan of Merger, the Company was to issue 2,400,000 shares of its common stock to the sole shareholder of Links, Ltd., Mach One Corporation, a public company. Prior to the merger transaction the Company had 1,250,000 shares of its common stock issued and outstanding, of which 835,000 shares were canceled as part of the merger transaction. On the effective date of the merger transaction the Company had 3,650,000 shares of its common stock issued and outstanding. Thus, Mach One Corporation currently owns approximately 65.7% of the issued and outstanding common stock of the Company and it is essentially a majority-owned subsidiary of Mach One Corporation.

     As part of the merger transaction officers of the Company resigned, a new board of directors was appointed and new officers were elected.

     The Company's offices are located at 430 East 6th Street, Loveland, Colorado 80537, and its telephone number is (970) 669-5292.

DESCRIPTION OF BUSINESS

     The Company is a successor to Links, Ltd., a Wyoming corporation, incorporated on August 18, 1997, which was a wholly-owned subsidiary of Mach One and was a development stage company for accounting purposes. The Company and its predecessor has had no revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks, or vending machines, through which to market computer software, music and possibly digital video products. As conceived, each kiosk vending machine would have software, music and eventually digital video stored on disks or hard drives and potential customers would place an order into the machine to purchase software, music and eventually digital television from a menu, triggering the machine to imprint the product on a compact disk ("CD"). As conceived, the CD imprint time is expected to take approximately 3 to 4 minutes, at which time the CD would be ejected from the kiosk to the waiting customer. Purchases would be made by use of credit cards or so-called smart cards read by the kiosk. As conceived, each kiosk would be linked by telephone line and computer modem to the Company's administrative offices to permit monitoring, performance analysis, addition and subtraction of software and music selections and eventually digital television selections. Further the telephone and computer modem would permit confirmation of credit card and smart card purchases.

     Links, Ltd. had, through outside vendors and some in-house expertise, constructed a prototype of a proposed kiosk at the time of the merger transaction. Since that time the prototype has undergone further refinement and modification. At this time additional modification and testing is being undertaken by an outside vendor/engineering firm located at Broomfield, Colorado. The Company has no firm date as to when it will be able to begin mass producing the kiosk; however, management is hopeful such production will commence in the next few months. It currently has orders for the purchase of thirty units at $50,000 per unit from Dr. A. W. Hogan, who is also a member of the Company's board of directors. The Company, as a successor to Links, Ltd., has a contract with Dr. Hogan for the marketing and administration of sales through certain identified locations and the division of profits after Dr. Hogan has recovered his cost.

     There is no assurance that the kiosks will function as planned, be manufactured at a unit cost as anticipated nor be ready for delivery within the next few months. All of these factors will bear on the Company's ability to generate revenues from any projected sales. The Company is currently seeking funding in the form of equity and debt financing from independent sources. The initial funding is for $500,000 which is expected to be utilized over a period of six months for research and development, manufacturing, if appropriate, marketing and administration. The Company has not finalized the terms of such funding nor located purchasers committed to such funding.

COMPETITION

     The area of business in which the Company intends to engage is crowded with many vendors and marketers, ranging from small to some of the largest retail companies. The Company is not aware of any entity which is currently marketing computer software, music or digital television in the manner in which the Company is proposing, through kiosks. However, there can be no guarantee that the Company will be able to successfully market its products and to become profitable.

EMPLOYEES

     As of December 31, 1998 the Company had one full time employee, which was also an officer of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     From inception until June 2, 1998, the Company has maintained its office in space provided by its former Company's President, at no charge. After the Company's acquisition of Links, Ltd., the Company's offices moved to 430 East 6th Street, Loveland, Colorado 80537. This office space is leased by the Company's major shareholder, Mach One Corporation. The Company currently pays $900 per month rent for this space. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. As of December 31, 1998, no public market for any securities of the Company had developed, and no firm had undertaken to make a market in the Company's securities. When a public market develops, market makers and other dealers will provide bid and ask quotations of the Company's Common Stock under the symbol "ENTR." Trading will be conducted in the over-the-counter market on the NASD's "Electronic Bulletin Board."

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's $.0001 par value common stock at March 1, 1999 was approximately sixty-eight.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Results of Operations

     During the period from the Company's inception on July 1, 1996 until June 2, 1998, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during this period other than a limited amount of interest income. Since the Company's acquisition of Links, Ltd., the Company has focused on developing a market for its products and on raising capital. The Company currently remains in the development stage and has generated no revenues as of December 31, 1998.

     Liquidity and Capital Resources

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     Management feels that the Company has inadequate working capital to pursue its proposed operations. To develop its operations, the Company must utilize additional capital which it must acquire, either itself or with joint venture partners or investors. The Company has not entered into any agreement with a partner but expects to require additional financing for its operations. The Company cannot predict when its funding program will occur. As of December 31, 1998, the Company had no material commitments for capital expenditures.

     The Company has no plans to pay dividends to its shareholders

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-8 hereto.

                          INDEX TO FINANCIAL STATEMENTS

                                ENTER TECH CORP.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         Report of Independent Certified Public Accountants                        F-2

         Financial Statements:

              Balance Sheet                                                        F-3

              Statements of Operations                                             F-4

              Statement of Changes in  Stockholders'
               (Deficit)                                                           F-5

              Statements of Cash Flows                                             F-6

              Notes to Financial Statements                                        F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Enter Tech Corp.
Loveland, CO


We have audited the accompanying balance sheet of Enter Tech Corp. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 1998, the period from August 18, 1997 (date of inception) to December 31, 1997 and the period from August 18, 1997 (date of inception) through December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Enter Tech Corp. (a development stage company) as of December 31, 1998, and the results of its statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 1998, the period from August 18, 1997 (date of inception) to December 31, 1997 and the period from August 18, 1997 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       Schumacher & Associates, Inc.
                                       Certified Public Accountants
                                       12835 E. Arapahoe Road
                                       Tower II, Suite 110
                                       Englewood, CO 80112


March 30, 1999

                                ENTER TECH CORP.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 1998

                                     ASSETS

Current Assets:                                                           $         -
                                                                          -----------
License and other intangible assets, net
 of valuation allowance of $227,943                                                 -
                                                                          -----------
TOTAL ASSETS                                                              $         -
                                                                          -----------
                                                                          -----------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                                              1,125
  Customer deposits                                                            60,000
  Payable, related parties                                                     72,724
                                                                          -----------
         Total Current Liabilities                                            133,849
                                                                          -----------
TOTAL LIABILITIES                                                             133,849
                                                                          -----------
Commitments and contingencies                                                       -
 (Notes 1,5,6,7,8 and 9)

Stockholders' (Deficit):
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   none issued and outstanding                                                      -
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   3,650,000 issued and outstanding                                               365
  Additional Paid In Capital                                                  219,638
  Accumulated (Deficit)                                                      (353,852)
                                                                          -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                                (133,849)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                             $         -
                                                                          -----------
                                                                          -----------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                              For the Period           For the Period
                                                                              from August 18,          from August 18,
                                                                               1997 (date of            1997 (date of
                                                                                inception)               inception)
                                                        Year Ended               through                  through
                                                       December 31,             December 31,             December 31,
                                                           1998                     1997                     1998
                                                       -----------              -----------              -----------
Revenue                                                $         -              $         -              $         -
                                                       -----------              -----------              -----------

Expenses:
        Management fees                                     22,500                    7,500                   30,000
        Supplies                                             2,729                      555                    3,284
        Professional fees                                   48,487                   13,908                   62,395
        Rent                                                10,287                    2,658                   12,945
        Travel                                               6,983                    2,080                    9,063
        Telephone                                            5,177                    1,223                    6,400
        Other                                                1,822                        -                    1,822
        Write down of carrying value
         of Technology and License
         Agreement                                          17,943                  210,000                  227,943
                                                       -----------              -----------               ----------
          Total Operating Expenses                         115,928                  237,924                  353,852
                                                       -----------              -----------               ----------
Net (Loss)                                             $  (115,928)             $  (237,924)              $ (353,852)
                                                       -----------              -----------               ----------
Per Share                                              $      (.03)             $      (.07)              $     (.10)
                                                       -----------              -----------               ----------
                                                       -----------              -----------               ----------
Weighted Average Shares
 Outstanding                                             3,650,000                3,235,000                3,650,000
                                                       -----------              -----------               ----------
                                                       -----------              -----------               ----------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                          (A Development Stage Company)

                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

        For the Period from August 18, 1997 (date of inception) through
                               December 31, 1998

                                                                                Additional
                                  Preferred     Stock     Common       Stock      Paid-in    Accumulated
                                  No./Shares   Amount   No./Shares    Amount     Capital      (Deficit)       Total
                                  ----------   ------   ----------   --------   ----------   -----------     ------
Balance at August 18, 1997                -    $   -            -    $     -    $       -    $        -    $        -

Common stock issued for
cash, at inception, at
$.01 per share                            -        -    2,400,000        240      235,684             -       235,924

Net loss-period ended
December 31, 1997                         -        -            -          -            -      (237,924)     (237,924)
                                  ---------    -----    ---------    -------    ---------    ----------    ----------
Balance at December 31, 1997              -        -    2,400,000        240      235,684      (237,924)       (2,000)

Recapitalization                          -        -    1,250,000        125      (16,046)            -       (15,921)

Net loss-year ended

December 31, 1998                         -        -            -          -            -      (115,928)     (115,928)
                                  ---------    -----    ---------    -------    ---------    ----------    ----------
Balance at December 31, 1998              -    $   -    3,650,000    $   365    $ 219,638    $ (353,852)   $ (133,849)
                                  ---------    -----    ---------    -------    ---------    ----------    ----------
                                  ---------    -----    ---------    -------    ---------    ----------    ----------



The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                              For the Period          For the Period
                                                                              from August 18,         from August 18,
                                                                               1997 (date of           1997 (date of
                                                                                  inception)             inception)
                                                        Year Ended                 through                 through
                                                       December 31,              December 31,            December 31,
                                                           1998                     1997                     1998
                                                       -----------            ---------------         ---------------
Operating Activities:
 Net (Loss)                                             $ (115,928)              $  (237,924)             $ (353,852)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   (Increase) decrease in
        other current assets                                   500                      (500)                      -
   Increase in customer
        deposits                                            60,000                         -                  60,000
   (Decrease) in accounts
        payable and accrued
        expenses                                             1,125                         -                   1,125
                                                        ----------               -----------              ----------
  Net Cash (Used in)
  Operating Activities                                     (54,303)                 (238,424)               (292,727)
                                                        ----------               -----------              ----------

Cash Flows from Investing
 Activities                                                      -                         -                       -
                                                        ----------               -----------              ----------

Cash Flows from Financing
 Activities:
   Common stock issued
    and additional paid-in
    capital                                                (15,921)                  235,924                 220,003
   Increase in payable,
    related parties                                         65,224                     7,500                  72,724
                                                        ----------               -----------              ----------
Net Cash Provided by
 Financing Activities                                       49,303                   243,424                 292,727
                                                        ----------               -----------              ----------

Increase (decrease) in Cash                                 (5,000)                    5,000                       -

Cash, Beginning of Period                                    5,000                         -                       -
                                                        ----------               -----------              ----------

Cash, End of Period                                     $        -               $     5,000              $        -
                                                        ----------               -----------              ----------
                                                        ----------               -----------              ----------
Interest Paid                                           $        -               $         -              $        -
                                                        ----------               -----------              ----------
                                                        ----------               -----------              ----------
Income Taxes Paid                                       $        -               $         -              $        -
                                                        ----------               -----------              ----------
                                                        ----------               -----------              ----------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1998

(1)  SUMMARY OF ACCOUNTING POLICIES

     This summary of significant accounting policies of Enter Tech Corp. (a development stage company) (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a) DESCRIPTION OF BUSINESS

          The Company was organized on June 14, 1996 as a Colorado corporation in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Effective June 2, 1998, the Company completed a business combination with Links, Ltd. as described in Note (2).

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

     (c) BASIS OF PRESENTATION - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

          In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial

                                ENTER TECH CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

     (c) BASIS OF PRESENTATION - GOING CONCERN, CONTINUED

          requirements, raise additional capital, and the success of its future operations.

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

     (d) INCOME TAXES

          As of December 31, 1998, the Company had net operating losses available for carryover to future years of approximately $353,852, expiring in various years through 2012. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1998, the company has total deferred tax assets of approximately $70,770 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $70,770. Thus, no tax assets have been recorded in the financial statements as of December 31, 1998.

(2)  BUSINESS COMBINATION

     On June 2, 1998, Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. Subsequently, 835,000 of the shares issued pursuant to this business combination were cancelled resulting in 2,400,000 net shares issued. Since the controlling shareholders of Links, Ltd. own approximately 65.7% of the Company, a controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997.

                                ENTER TECH CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(3)  LICENSE AND OTHER INTANGIBLE ASSETS

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

(5)  PAYABLE, RELATED PARTY

     During the year ended December 31, 1998, the Company incurred $30,000 of management fees payable to a related party. Related party payables totaled $72,724 at December 31, 1998.

(6)  CONSULTING AGREEMENT

     Effective July 1, 1998, the Company entered into a one year contract with the Vice President of the Company, which would require this individual to provide consulting services for fees of $500 per month and 750,000 shares of stock to be issued pursuant to a Form S-8 Registration Statement. This individual has never become an officer of the Company, and the Company has paid no compensation to this individual to date and has not issued the shares of stock. The December 31, 1998 financial statements include an accrual of $10,000 related to services performed by this individual.

(7)  MARKETING AND ADMINISTRATION OF SALES AGREEMENT

     The Company has entered into an agreement with a director of the Company for the marketing and administration of sales through certain identified locations and the division of profits after the director has recovered related costs. The company currently has orders for the purchase of thirty units at $50,000 per unit from the director. The Company received $60,000 of deposits related to these orders.

                                ENTER TECH CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

(8)  RELATED PARTY TRANSACTIONS

     From inception until June 2, 1998, the Company had maintained its office in space provided by its former President at no charge. After the business combination, the Company moved its office to Loveland, Colorado. This office space is leased by the Company's controlling shareholder. The Company currently pays $900 per month for this space.

(9)  SUBSEQUENT EVENTS

     Effective January 5, 1999, the Company entered into an agreement with a consultant to attempt to build revenues of the Company and assist in the development of the Company's product. The consultant is to be paid $5,000 per month plus expenses. The term is for two years, expiring December 31, 2001, with an option to renew for two additional years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

     Name                Age            Positions and Offices Held
     ----                ---            --------------------------
     Josh Foss           53             President and Treasurer

     David Matus         41             Director

     A. W. Hogan         57             Director

     Gene Gregory        45             Secretary and Director


     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     JOSH FOSS. Mr. Foss has been the President and Treasurer of the Company since June, 1998. For the past six years, he has worked as a consultant with various clients in business turnaround situations. For a period of approximately eleven years, he was President, Chief Executive Officer, and owner of Shelltex, Inc., which was a private company which developed and built real estate subdivisions.

     DAVID MATEUS. Mr. Mateus has been a Director of the Company since June, 1998. He has over fourteen years of experience in the design, installation, training and documentation of micro computer business systems. He spent six years with RLM and Associates as the Regional Sales Manager for Florida. Mr. Mateus will be primarily responsible for the management of the sales program of the Multimedia Kiosk Centers through the QuickGold 2000 Program.

     A.W. HOGAN. Dr. Hogan has been a Director of the Company since June, 1998. He has most recently been involved as an investor in small businesses. He was originally in private practice in Optometry for approximately five years. He then joined Malbar Vision Center and International Contact Lens, with corporate offices in Omaha, Nebraska. He helped to develop that organization into a franchising company. He was involved with that organization for approximately twenty-five years. After that organization was sold, he relocated to Texas and purchased four Optometry offices. He sold these offices after ten years of ownership. Dr. Hogan has a B.S. and O.D. in Optometry.

     GENE GREGORY. Mr. Gregory has been Secretary and a Director of the Company since June, 1998. He has spent most of his career as a building contractor. He received his California State Contractors License in 1989. He is currently actively involved in a number of commercial building projects.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's Officers and Directors currently receive no salary from the Company and have received no salary for the past three fiscal years.

     Effective July 1, 1998, the Company entered into a one year contract with an individual to become a Vice President of the Company, which would require this individual to provide consulting services for fees of $500 per month and 750,000 shares of stock to be issued pursuant to a Form S-8 Registration Statement. This individual has never become an officer of the Company, and the Company has paid no compensation to him to date, including the issuance of shares of stock.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

     Name and Address                     Amount of Beneficial
     of Beneficial Owner                        Ownership           Percentage of Class
     -------------------                  --------------------      -------------------
     Mach One Corporation                    2,400,000 (1)                  65.7%
     430 East 6th Street
     Loveland, Colorado 80537

     Josh Foss                                   -0-
     1800 South State Street
     Orem, Utah 84097

     Mike Handy                                  -0-
     1947 South Columbia Lane
     Orem, Utah 84097

     David Matus                                 -0-
     8854 Coneflower Place
     Parker, Colorado 80134

     A. W. Hogan                                 -0-
     705 West 2nd Street
     Gordon, Nebraska 69343

     Gene Gregory                                -0-
     561 Red Deer Road
     Franktown, Colorado 80116

     All Executive Officers and                  -0-
     Directors as a Group
     (5 Persons)


     (1) An error occurred with respect to the issuance of certain shares in the acquisition of Links, Ltd. by Walnut Capital, Inc. All parties agree that the transaction should have been made for a total of 2,400,000 shares of Walnut Capital, Inc., rather than for 3,235,000 shares, as shown in the documents and as previously reported in the Company's disclosure documents. The Company has undertaken steps to rectify this situation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a joint venture agreement with one of its Directors, A.W. Hogan for the marketing and administration of sales through certain identified locations and the division of profits after Dr. Hogan has recovered related costs. The Company currently has orders for the purchase of thirty units at $50,000 per unit from Dr. Hogan.

     The Company's offices are located at 430 East 6th Street, Loveland, Colorado 80537. This office space is leased by the Company's major shareholder, Mach One Corporation. The Company pays $900 per month at this location.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------
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

10B       Joint Venture Agreement       Incorporated by reference to
          with A.W. Hogan               Exhibit 10-B of the Registrant's
                                        Form 8-K filed 6/2/98
                                        1998 (No. 0-21275)


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


SIGNATURE                TITLE                                  DATE

/s/ Josh Foss            President, Treasurer                   March 30, 1999
                         (Principal Financial and
                         Accounting Officer)

/s/ David Matus          Director                               March 30, 1999

/s/ A. W. Hogan          Director                               March 30, 1999

/s/ Gene Gregory         Secretary and Director                 March 30, 1999