Form 10QSB
period 1999-03-31
ENTER TECH CORP
filed 1999-05-17
CIK 1021725

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                       Commission File Number: 0-21241

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

                              (970) 669-5292
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of March 31, 1999, 3,650,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX

                                                          Page
                                                         Number
                                                         ------
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1999
                 (Unaudited) and December 31, 1998         3

               Statements of Operations, Three Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                               4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1999 and March 31, 1998
                 (Unaudited)                               5

               Notes to Financial Statements               6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                9

                               ENTER TECH CORP.
                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                         March 31      December 31
                                           1999           1998
Current Assets
 Cash                                   $         -    $        -
                                        -----------    ----------
  Total Current Assets                            -             -
                                        -----------    ----------
License and other intangible assets,
 net of valuation allowance of $227,943           -             -
                                        -----------    ----------
  Total Assets                          $         -    $        -
                                        -----------    ----------
                                        -----------    ----------


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                   $     2,700    $    1,125
     Customer deposits                       60,000        60,000
     Payable, related parties               119,912        72,724
                                        -----------    ----------
  Total Current Liabilities                 182,612       133,849
                                        -----------    ----------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding             -             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          3,650,000 shares issued and
          outstanding                           365           365
     Additional paid-in capital             219,638       219,638
     Accumulated deficit                   (402,615)     (353,852)
                                        -----------    ----------
Total Stockholders' (Deficit)              (182,612)     (133,849)
                                        -----------    ----------

Total Liabilities and
      Stockholders' (Deficit)           $         -    $        -
                                        -----------    ----------
                                        -----------    ----------

The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Three Months        Three Months
                                     Ended                Ended
                                    March 31,           March 31,
                                      1999                1998
Revenues                          $          -        $         -
                                  ------------        ------------

Operating Expenses:
     Management fees                         -              3,750
     Supplies                              496                416
     Professional fees                  39,200             10,431
     Rent                                2,700              1,993
     Travel                              2,255              1,559
     Telephone                           2,009                919
     Other                               2,103              8,971
                                  ------------        ------------
       Total Operating Expenses         48,763             28,039
                                  ------------        ------------

Net Loss                          $    (48,763)       $   (28,039)
                                  ------------        ------------
                                  ------------        ------------

Per Share                         $       (.01)       $      (.01)
                                  ------------        ------------
                                  ------------        ------------

Weighted Average Number
 of Shares Outstanding               3,650,000          3,650,000
                                  ------------        ------------
                                  ------------        ------------

The accompanying notes are an integral part of the financial statements.

                                 ENTER TECH CORP.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                     Three Months    Three Months
                                        Ended            Ended
                                       March 31,        March 31,
                                         1999             1998
Cash Flows Operating Activities:
     Net (loss)                      $  (48,763)      $  (28,039)
     Decrease in other current asset          -              250
     Increase in accounts payable         1,575                -
                                     ----------       ----------

  Net Cash (Used in) Operating
   Activities                           (47,188)         (27,789)
                                     ----------       ----------

Cash Flows from Investing
 Activities                                   -                -
                                     ----------       ----------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                -           19,425
   Increase in payable, related
    parties                              47,188            3,750
                                     ----------       ----------
                                         47,188           23,175
                                     ----------       ----------

(Decrease) in Cash                            -           (4,614)
                                     ----------       ----------

Cash, Beginning of Period                     -            5,000
                                     ----------       ----------
                                     ----------       ----------

Cash, End of Period                  $        -       $      386
                                     ----------       ----------
                                     ----------       ----------

Interest Paid                        $        -       $        -
                                     ----------       ----------
                                     ----------       ----------

Income Taxes Paid                    $        -       $        -
                                     ----------       ----------
                                     ----------       ----------


The accompanying notes are an integral part of the financial statements.

                                 ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 1999 (Unaudited)

(1)  CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Enter Tech Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations,and Enter Tech Corp. believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto.

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

                                 ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 1999 (Unaudited)

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

Effective January 1, 1999, the Company entered into an agreement with a consultant to assist in completing a private placement or secondary offerings in the amount of $5,000,000 for the purpose of adding capital for the Company, and other consulting services. The consultant is to be paid $5,000 per month and 200,000 restricted shares of common stock per year. The agreement expires on December 31, 2001.

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

                                     ITEM 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Enter Tech Corp. (the "Company") was organized as a Colorado corporation on June 14, 1996, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. Effective June 2, 1998, the Company completed a business combination with Links, Ltd. as described in Note (2) of the financial statements.

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

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

                                   ENTER TECH CORP.



Date: May 13, 1999                 By: /s/ Josh Foss
                                      -----------------------------------
                                      Josh Foss, President