Form 10QSB
period 1999-06-30
ENTER TECH CORP
filed 1999-08-23
CIK 1021725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1999
                                       ---------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to _________________

Commission file number: 0-21241

                                Enter Tech Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Nevada                                                  84-1349553
-------------------------------                            --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                  430 East 6th Street, Loveland, Colorado 80537
         ---------------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (970) 669-5292
                         -------------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 16, 1999, the issuer had
                                           ----------------------------------
3,650,000 shares of common stock outstanding.
--------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                        Page
                                                                        Number
Part I.  Financial Information

         Item 1.   Financial Statements

               Balance Sheets as of June 30, 1999
                 (Unaudited) and December 31, 1998                        3

               Statements of Operations, Three Months
                 Ended June 30, 1999 and June 30, 1998
                 (Unaudited)                                              4

              Statements of Operations, Six Months
                 Ended June 30, 1999 and June 30, 1998
                 (Unaudited)                                              5

               Statements of Cash Flows, Three Months
                 Ended June 30, 1999 and June 30, 1998
                 (Unaudited)                                              6

               Statements of Cash Flows, Six Months
                 Ended June 30, 1999 and June 30, 1998
                 (Unaudited)                                              7

               Notes to Financial Statements                              8

         Item 2.   Plan of Operation                                      11

Part II.  Other Information

         Item 1. Legal Proceedings.                                       15
         Item 2. Changes in Securities.                                   15
         Item 3. Defaults Upon Senior Securities.                         15
         Item 4. Submission of Matters to a Vote of Security Holders.     15
         Item 5. Other Information.                                       16
         Item 6. Exhibits and Reports on Form 8-K.                        16


                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                ENTER TECH CORP.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                          June 30            December 31
                                                                          1999               1998
Current Assets
 Cash                                                                     $         -        $        -
                                                                            ---------         ---------
 Total Current Assets                                                               -                 -

Equipment                                                                       5,092
License and other intangible assets,
 net of valuation allowance of $227,943                                             -                 -
                                                                            ---------         ---------
 Total Assets                                                               $   5,092        $        -
                                                                            ---------         ---------
                                                                            ---------         ---------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


Current Liabilities:
     Accounts payable                                                       $   3,500         $   1,125
     Customer deposits                                                         60,000            60,000
     Payable, related parties                                                 207,187            72,724
                                                                            ---------         ---------
  Total Current Liabilities                                                   270,687           133,849
                                                                            ---------         ---------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                                               -                 -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          3,650,000 shares issued and
          outstanding                                                             365               365
     Additional paid-in capital                                               219,638           219,638
     Accumulated deficit                                                     (485,598)         (353,852)
                                                                            ---------         ---------
Total Stockholders' (Deficit)                                                (265,595)         (133,849)
                                                                            ---------         ---------
 Total Liabilities and
      Stockholders' (Deficit)                                               $   5,092        $        -
                                                                            ---------         ---------
                                                                            ---------         ---------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended   Three Months Ended
                                     June 30, 1999        June 30, 1998

Revenues                              $          -         $         -
                                       -----------         -----------

Operating Expenses:
     Management fees                             -               3,750
     Supplies                                  704                 416
     Professional fees                      40,150              10,431
     Rent                                    4,350               1,994
     Travel                                 11,412               1,560
     Telephone                               1,508                 918
     Sales promotion                        20,500                   -
     Other                                   4,358               8,972
                                       -----------         -----------
       Total Operating Expenses             82,982              28,041
                                       -----------         -----------

Net Loss                               $   (82,982)        $   (28,041)
                                       -----------         -----------
                                       -----------         -----------

Per Share                              $      (.02)        $      (.01)
                                       -----------         -----------
                                       -----------         -----------

Weighted Average Number
 of Shares Outstanding                   3,650,000           3,650,000
                                       -----------         -----------
                                       -----------         -----------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Six Months Ended   Six Months Ended
                                      June 30, 1999      June 30, 1998

Revenues                              $          -         $         -
                                       -----------         -----------

Operating Expenses:
     Management fees                             -               7,500
     Supplies                                1,200                 832
     Professional fees                      79,350              20,862
     Rent                                    7,050               3,987
     Travel                                 13,666               3,119
     Telephone                               3,517               1,837
     Sales promotion                        20,500                   -
     Other                                   6,462              17,943
                                       -----------         -----------
       Total Operating Expenses            131,745              56,080
                                       -----------         -----------

Net Loss                               $  (131,745)        $   (56,080)
                                       -----------         -----------
                                       -----------         -----------

Per Share                              $      (.04)        $      (.02)
                                       -----------         -----------
                                       -----------         -----------

Weighted Average Number
 of Shares Outstanding                   3,650,000           3,650,000
                                       -----------         -----------
                                       -----------         -----------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                      Three Months Ended  Three Months Ended
                                        June 30, 1999        June 30, 1998
Cash Flows Operating Activities:
     Net (loss)                           $  (82,982)      $  (28,041)
     Decrease in other current asset               -              250
     Increase in accounts payable                800            5,234
                                            --------         --------

  Net Cash (Used in) Operating
   Activities                                (82,182)         (22,557)
                                            --------         --------

Cash Flows from Investing
 Activities:
     (Investment) in equipment                (5,092)               -
                                            --------         --------

  Net Cash (Used in) Investing
   Activities                                 (5,092)               -
                                            --------         --------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                     -           19,425
   Increase in payable, related
    parties                                   87,274            3,750
                                            --------         --------

  Net Cash Provided by Financing
   Activities                                 87,274           23,175
                                            --------         --------

Increase in Cash                                   -              618
                                            --------         --------

Cash, Beginning of Period                          -              386
                                            --------         --------
                                            --------         --------

Cash, End of Period                       $        -       $    1,004
                                            --------         --------
                                            --------         --------

Interest Paid                             $        -       $        -
                                            --------         --------
                                            --------         --------

Income Taxes Paid                         $        -       $        -
                                            --------         --------
                                            --------         --------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                     Six Months Ended   Six Months Ended
                                      June 30, 1999      June 30, 1998
Cash Flows Operating Activities:
     Net (loss)                            $ (131,745)       $  (56,080)
     Decrease in other current asset                -               500
     Increase in accounts payable               2,375             5,234
                                            ---------         ---------

  Net Cash (Used in) Operating
   Activities                                (129,370)          (50,346)
                                            ---------         ---------

Cash Flows from Investing
 Activities:
     (Investment) in equipment                 (5,092)                -
                                            ---------         ---------

  Net Cash (Used in) Investing
   Activities                                  (5,092)                -
                                            ---------         ---------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                      -            38,850
   Increase in payable, related
    parties                                   134,462             7,500
                                            ---------         ---------

  Net Cash Provided by Financing
   Activities                                 134,462            46,350
                                            ---------         ---------

(Decrease) in Cash                                  -            (3,996)
                                            ---------         ---------

Cash, Beginning of Period                           -             5,000
                                            ---------         ---------
                                            ---------         ---------

Cash, End of Period                        $        -        $    1,004
                                            ---------         ---------
                                            ---------         ---------

Interest Paid                              $        -        $        -
                                            ---------         ---------
                                            ---------         ---------

Income Taxes Paid                          $        -        $        -
                                            ---------         ---------
                                            ---------         ---------


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)

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


(2)      BUSINESS COMBINATION

On June 2, 1998, Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. Since the controlling shareholders of Links, Ltd. owned over a majority of the outstanding common stock of the Company after the merger, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997.

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

(7)      MARKETING AND ADMINISTRATION OF SALES AGREEMENT

The Company has entered into an agreement with a former director of the Company for the marketing and administration of sales through certain identified locations and the division of profits after the director has recovered related costs. The Company currently has orders for the purchase of thirty units at $50,000 per unit from the former director. The Company received $60,000 of deposits related to these orders.

(8)      RELATED PARTY TRANSACTIONS

From inception until June 2, 1998, the Company had maintained its office in space provided by its former President at no charge. After the business combination, the Company moved its office to Loveland, Colorado. The Company currently pays $1,450 per month for this space.

(9)   TRANSFER OF SHARES IN AN UNREGISTERED TRANSACTION

See description of unregistered transaction in the narrative disclosure in
Part II, Item 2 of Form 10-QSB.

ITEM 2. PLAN OF OPERATION.

         DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN ANOTHER PART OF THIS REPORT AND WHICH ARE DEEMED TO BE INCORPORATED INTO THIS SECTION. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THOSE FORWARD LOOKING STATEMENTS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT WE EXPECT, BELIEVE OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING THE FOLLOWING MATTERS ARE FORWARD LOOKING STATEMENTS:

                 -                  FUTURE CAPITAL COSTS OF RESEARCH AND
                                    DEVELOPMENT,
                 -                  THE SIZE OF VARIOUS MARKETS,
                 -                  MARKET SHARE,
                 -                  PROJECT MARGINS,
                 -                  REPAYMENT OF DEBT,
                 -                  BUSINESS STRATEGIES, AND
                 -                  EXPANSION AND GROWTH OF OUR OPERATIONS.

THESE STATEMENTS ARE BASED ON ASSUMPTIONS AND ANALYSES MADE BY US IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF:

                  -                  HISTORICAL TRENDS,
                  -                  CURRENT CONDITIONS,
                  -                  EXPECTED FUTURE DEVELOPMENTS, AND
                  -                  OTHER FACTORS WE BELIEVE ARE APPROPRIATE
                                     IN THE CIRCUMSTANCES.

THOSE STATEMENTS ARE AFFECTED BY A NUMBER OF ASSUMPTIONS INCLUDING:

                  -                  RISKS AND UNCERTAINTIES,
                  -                  GENERAL ECONOMIC AND BUSINESS CONDITIONS,
                  - THE BUSINESS OPPORTUNITIES THAT MAY BE PRESENTED TO AND PURSUED BY US,
                  - CHANGES IN LAWS OR REGULATIONS AND OTHER FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, AND
                  - AVAILABILITY TO OBTAIN PROJECT FINANCING ON FAVORABLE CONDITIONS.

YOU ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THAT ACTUAL RESULTS OR DEVELOPMENTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

         OVERVIEW

         We were organized in Nevada on July 1, 1996. We have been a development stage company since our inception and we have not earned any revenues from operations since our inception. As of August 16, 1999, we had cash balance of $0. Our capital requirements to conduct our plan of operation as described in this report is significant, and there is not any assurance that we will be able to obtain those funds or obtain the required capital on terms favorable to us. We plan to attempt to satisfy our capital requirements for the next 12 months by selling our securities and obtaining financing from third parties. We also may form joint ventures with third parties to conduct our plan of operation. If we are unable to obtain financing from third parties, the sale of our securities or some other source, or form joint ventures with third parties to conduct our plan of operation, it is unlikely that we will continue as a going concern.

         We previously reported in early 1999 that we were seeking funding from independent sources in the amount of $500,000. As described under "Item
2. Changes in Securities," we sold $200,000 of our Series A Preferred Stock in April 1999 as contemplated by that funding. We, however, repurchased in July 1999 all of the Series A Preferred Stock sold in that transaction for $200,000. We did not otherwise finalize the terms of that funding with any other persons or locate purchasers committed to the funding. We have terminated our attempts to obtain that particular funding.

         DESCRIPTION OF OUR PLAN OF OPERATION

         We completed a merger with Links, Ltd. on June 2, 1998 in which we were the surviving corporation. Links, Ltd., which was a wholly owned subsidiary of Mach One Corporation, was a development stage company at the time of the merger and had not earned any revenues from operations since its inception on August 18, 1997. Links, Ltd. was incorporated for the purpose of developing kiosks, or vending machines, through which it planned to market computer software, music and possibly digital video products. We adopted Links, Ltd.'s plan of operation to develop those kiosks as our plan of operation after the merger.

         We have not as of August 16, 1999 developed a kiosk that may be produced and sold to the public. Links, Ltd. had, through outside vendors and some in-house expertise, constructed a prototype of a proposed kiosk at the time of the merger transaction with us. That prototype became obsolete and may not be mass produced on terms commercially favorable to us. Since that time our concept for a prototype underwent further refinement and modification. During 1998 we had an outside vendor/engineering firm located in Broomfield, Colorado develop a case with a touch screen for the prototype of the kiosk. That case did not have any components or internal software and was not a functional kiosk. We planned to purchase that case from that vendor before we began producing the kiosks. During 1998 and 1999 we hired another vendor/engineering firm to design plans for the components and software to be used in the kiosks. That firm developed a design for the kiosk but did not purchase any components to construct a prototype of the kiosk. That design for the kiosk has not been tested. We previously reported that we were hopeful that we could commence production of kiosks during 1999.

However, the technology that was used in the case with the touch screen and the technology upon which the designs for the kiosk was based has become obsolete. We therefore do not currently have a prototype of a kiosk that may be mass produced on terms commercially favorable to us.

         We will need to construct an entirely new prototype of the kiosk based on our concept for the kiosk and have that prototype tested before we are able, if at all, to mass produce the kiosks. We will not be able to begin construction of a prototype of a kiosk during the next 12 months unless we are able to raise funds or form a joint venture with a third party to construct the prototype of the kiosk. We have in the past used software and hardware developed by third parties to construct prototypes of the kiosks. We anticipate that any future prototypes of the kiosk that we may construct, of which there is not any assurance, will be made with software and hardware developed by third parties.

         As conceived, each kiosk vending machine would have software, music and eventually digital video stored on disks or hard drives and potential customers would place an order into the machine to purchase software, music and eventually digital television from a menu, triggering the machine to imprint the product on a compact disk. As conceived, the CD imprint time is expected to take approximately 3 to 4 minutes, at which time the CD would be ejected from the kiosk to the waiting customer. Purchases would be made by use of credit cards or so-called smart cards read by the kiosk. As conceived, each kiosk would be linked by telephone line and computer modem to our administrative offices to permit monitoring, performance analysis, addition and subtraction of software and music selections and eventually digital television selections. Further the telephone and computer modem would permit confirmation of credit card and smart card purchases.

         There is no assurance that the kiosks will function as planned if we are able to develop the kiosks or be manufactured at a unit cost commercially favorable to us. All of these factors will bear on our ability to generate revenues from sales, if any.

         COMPETITION

         The area of business in which we intend to engage is crowded with many vendors and marketers, ranging from small to some of the largest retail companies. There can be no guarantee that we will be able to successfully market any product we may develop or become profitable.

         WE MAY BE ADVERSELY AFFECTED BY THE TRANSFER OF SHARES OF OUR COMMON STOCK IN AN UNREGISTERED TRANSACTION

         We issued a stock certificate representing 3,235,000 shares of our common stock to Mach One Corporation as part of the merger transaction with Links, Ltd. That certificate had a restrictive legend providing that the shares represented by that certificate were "restricted securities" as that term is defined under Rule 144 of the Securities Act of 1933. Those restricted securities could only be sold by Mach One Corporation by a registration statement under the Securities Act or under another exemption under the Securities Act.

         In October 1998, we and our transfer agent permitted Mach One Corporation to transfer 835,000 shares of our common stock represented by its certificate to seven persons. The stock certificates received by those seven persons should have contained a restrictive legend similar to the restrictive legend on Mach One Corporation's certificate because the transfer of the 835,000 shares of common stock was not made in a registered transaction under the Securities Act. Those seven persons however received certificates without restrictive legends and some of those persons have subsequently transferred some of their shares of our common stock to other persons in unregistered transactions.

         As of August 16, 1999, we had entered into agreements with some of our shareholders to whom the 835,000 shares were transferred that will require those shareholders to surrender the stock certificates without restrictive legends that they hold in exchange for stock certificates with restrictive legends. Those agreements apply to 595,966 shares of the 835,000 shares of our common that were previously issued without a restrictive legend. We currently are in the process of obtaining the stock certificates issued without restrictive legends and exchanging those certificates with certificates with restrictive legends. We are taking whatever actions are necessary to attempt to exchange all of the stock certificates without restrictive legends representing the 835,000 shares of our common stock with stock certificates with restrictive legends.

         As of August 16, 1999, 3,650,000 shares of our common stock were issued and outstanding. Our transfer agent's records as of that date provide that 2,400,000 shares of our outstanding common stock are "restricted securities" as that term is defined under Rule 144 of the Securities Act. However, that amount does not include any of the previously discussed 835,000 shares of our common stock that should be classified as "restricted securities."

         Our financial condition and plan of operations will be adversely affected if any claims or actions are brought against us by the SEC, the NASD or other persons concerning the transfer of the 835,000 shares of our common stock in an unregistered transaction. As of August 16, 1999, no claims or actions had been brought against us concerning that matter. We currently are evaluating what further actions we may take with respect to this matter.

         YEAR 2000 READINESS DISCLOSURE

         Computer programs or other embedded technology that have been written using two digits (rather than four) to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in widespread miscalculations or system failures. Both information technology systems and non-IT systems may be affected by the Year 2000. We do not use any proprietary computer software programs or proprietary operating systems but use commercially available computer programs such as Microsoft Word and Microsoft's Windows NT operating system. We believe that those products are Year 2000 but we have not confirmed with Microsoft whether those products are Year 2000 compliant.

         We have completed our assessment of the Year 2000 issue and currently believe that we will not incur any material costs associated with the Year 2000 issue. We have not automated many of our operations with IT systems and non-IT systems because of our current size, and presently believe that our existing computer systems, computer software, non-IT equipment will not need to be upgraded to mitigate the Year 2000 issues. We have not incurred any costs associated with our assessment of the Year 2000 problem.

         To the extent we begin constructing a prototype of the kiosks during the next 12 months we will obtain representations from the vendors of the hardware components and software used in the prototype that those products are Year 2000 compliant.

         We do not have a contingency plan concerning the Year 2000 problem as we believe it is unnecessary. If we are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to us, including loss of revenue and substantial unanticipated costs. Accordingly, we plan to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

                         PART II -- OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES.

         We sold 66,667 shares of our Series A Preferred Stock for $200,000 in April 1999 to one person. We did not pay any commissions to anyone in connection with that transaction. We did not register that transaction in reliance upon Section 4(2) under the Securities Act of 1933. In July 1999, we repurchased all of the shares of Series A Preferred Stock sold in that transaction for $200,000. There currently are not any shares of our Series A Preferred Stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         Effective June 28, 1999, Roger R. Myatt resigned from his position as one of our directors. Effective July 24, 1999, Charles D. Mullin and Arthur W. Hogan resigned from their positions as our officers and directors. We did not have any remaining officers and directors after those persons resigned from their positions with us. The Executive Compensation

Agreement dated May17, 1999 between us and Mr.Mullin, which is included as Exhibit10.1 to this Form10-QSB, terminated on the date he resigned.

         Effective July 28, 1999 our majority stockholder, Mach One Corporation, took action by written consent without holding a meeting to elect the following persons as our directors:

         -         Sam Lindsey,
         -         David Matus, and
         -         Cliff Pettee.

         On July 30, 1999, our board of directors appointed Sam Lindsey as our Chairman of the Board and President and David Matus as our Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Exhibit No.         Description
                  -----------         -----------
                  10.1                Executive Compensation Agreement dated May 17, 1999
                                      between us and Charles D. Mullin.   Filed herewith.

                  10.2                Consulting Agreement dated January
                                      1, 1999 between us and Advance
                                      Marketing Analysis. Filed herewith.

                  10.3                Agreement dated January 5, 1999 between us and Sam
                                      Lindsey.   Filed herewith.

                  27.1                Financial Date Schedule.   Filed herewith.


         (b)      Form 8-Ks

         We did not file any Current Reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 1999                     ENTER TECH CORP.


                                  By:   /s/ Sam Lindsey
                                        ----------------------------------
                                        Sam Lindsey, President and Chief
                                        Financial Officer