Form 10QSB
period 1999-09-30
ENTER TECH CORP
filed 1999-11-22
CIK 1021725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ______________ to ______________

Commission file number: 0-21241

                                Enter Tech Corp.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                             84-1349553
---------------------------------                        -------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

                  430 East 6th Street, Loveland, Colorado 80537
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (970) 669-5292
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]        No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 18, 1999, the issuer had 3,650,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I.   Financial Information

            Item 1.   Financial Statements

               Balance Sheets as of September 30, 1999
                 (Unaudited) and December 31, 1998                          3

               Statements of Operations, Three Months
                 Ended September 30, 1999 and September 30, 1998
                 (Unaudited)                                                4

              Statements of Operations, Nine Months
                 Ended September 30, 1999 and September 30, 1998
                 (Unaudited)                                                5

               Statements of Cash Flows, Nine Months
                 Ended September 30, 1999 and September 30, 1998
                 (Unaudited)                                                6

               Notes to Financial Statements                                7

            Item 2.   Plan of Operation                                    10

Part II.  Other Information

            Item 1. Legal Proceedings.                                     15
            Item 2. Changes in Securities.                                 15
            Item 3. Defaults Upon Senior Securities.                       15
            Item 4. Submission of Matters to a Vote of Security Holders.   16
            Item 5. Other Information.                                     16
            Item 6. Exhibits and Reports on Form 8-K.                      16

                        PART I ---- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ENTER TECH CORP.
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                           September 30   December 31
                                                              1999           1998
Current Assets
 Cash                                                       $      --      $      --
                                                            ---------      ---------
  Total Current Assets                                             --             --

Equipment                                                       5,092             --
License and other intangible assets,
 net of valuation allowance of $227,943                            --             --
                                                            ---------      ---------
  Total Assets                                              $   5,092      $      --
                                                            =========      =========

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                       $  17,030      $   1,125
     Customer deposits                                         60,000         60,000
     Payable, related parties                                 271,270         72,724
                                                            ---------      ---------
  Total Current Liabilities                                   348,300        133,849
                                                            ---------      ---------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                              --             --
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          3,650,000 shares issued and
          outstanding                                             365            365
     Additional paid-in capital                               219,638        219,638
     Accumulated deficit                                     (563,211)      (353,852)
                                                            ---------      ---------
Total Stockholders' (Deficit)                                (343,208)      (133,849)
                                                            ---------      ---------

Total Liabilities and
      Stockholders' (Deficit)                               $   5,092      $      --
                                                            =========      =========


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months     Three Months
                                              Ended            Ended
                                          September 30,     September 30,
                                              1999             1998
Revenues                                   $        --      $        --
                                           -----------      -----------

Operating Expenses:
     Management fees                                --           22,500
     Supplies                                      448            1,962
     Professional fees                          59,906           33,408
     Rent                                        1,850            6,258
     Travel                                      1,216            2,765
     Telephone                                   1,815            2,103
     Other                                      12,378               --
     Write down of carrying value
      of Technology and License
      Agreement                                     --          210,000
                                           -----------      -----------
       Total Operating Expenses                 77,613          278,996
                                           -----------      -----------

Net Loss                                   $   (77,613)     $  (278,996)
                                           ===========      ===========

Per Share                                  $      (.03)     $      (.08)
                                           ===========      ===========

Weighted Average Number
 of Shares Outstanding                       3,650,000        3,650,000
                                           ===========      ===========


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Nine Months     Nine Months
                                              Ended            Ended
                                           September 30,   September 30,
                                              1999             1998
Revenues                                   $        --      $        --
                                           -----------      -----------

Operating Expenses:
     Management fees                                --           30,000
     Supplies                                    1,647            2,794
     Professional fees                         139,256           54,270
     Rent                                        8,900           10,245
     Travel                                     14,882            5,884
     Telephone                                   5,333            3,940
     Sales promotion                            20,500               --
     Other                                      18,841               --
     Write down of carrying value
      of Technology and License
      Agreement                                     --          227,943
                                           -----------      -----------
       Total Operating Expenses                209,359          335,076
                                           -----------      -----------

Net Loss                                   $  (209,359)     $  (335,076)
                                           ===========      ===========

Per Share                                  $      (.06)     $      (.09)
                                           ===========      ===========

Weighted Average Number
 of Shares Outstanding                       3,650,000        3,650,000
                                           ===========      ===========

The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Nine Months    Nine Months
                                              Ended         Ended
                                           September 30,  September 30,
                                               1999          1998
Cash Flows Operating Activities:
     Net (loss)                             $(209,359)     $(335,076)
     Decrease in other current asset               --            500
     Stock issued for services                     --          7,500
     Increase in customer deposits                 --         60,000
     Increase in accounts payable              15,905          1,500
     Other                                         --          2,000
                                            ---------      ---------
  Net Cash (Used in) Operating
   Activities                                (193,454)      (263,576)
                                            ---------      ---------

Cash Flows from Investing
 Activities:
     (Investment) in equipment                 (5,092)            --
                                            ---------      ---------
  Net Cash (Used in) Investing
   Activities                                  (5,092)            --
                                            ---------      ---------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                     --        220,003
   Increase in payable, related
    parties                                   198,546         38,573
                                            ---------      ---------
  Net Cash Provided by Financing
   Activities                                 198,546        258,576
                                            ---------      ---------

(Decrease) in Cash                                 --         (5,000)
                                            ---------      ---------

Cash, Beginning of Period                          --          5,000
                                            =========      =========

Cash, End of Period                         $      --      $      --
                                            =========      =========

Interest Paid                               $      --      $      --
                                            =========      =========
Income Taxes Paid                           $      --      $      --
                                            =========      =========


The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

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

(2)         Business Combination

On June 2, 1998, Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. Since the controlling shareholders of Links, Ltd. owned over a majority of the common stock of the Company, a controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997.

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

                                ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

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

Effective August 25, 1999, the Company entered into an agreement with a consultant to provide advice on any and all matters relating to the business of the Company. The consultant is to be paid an hourly rate for services and 1,000 shares of Company common stock for every hour worked hereunder. At September 30, 1999, no stock had been issued related to this agreement. The consultant has been paid a non-refundable retainer of $7,000 which has been expensed on the financial statements.

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

                                ENTER TECH CORP.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

(8)         Related Party Transactions

From inception until June 2, 1998, the Company had maintained its office in space provided by its former President at no charge. After the business combination, the Company moved its office to Loveland, Colorado. The Company currently pays $1,450 per month for this space.

(9)   Transfer of Shares in an Unregistered Transaction

See description of unregistered transaction in the narrative disclosure in Part 2, Item 2 of this Form 10-QSB.

ITEM 2. PLAN OF OPERATION.

            DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

            The following discussion of our plan of operation should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including the following matters are forward looking statements:

                 o       future capital costs of research and development,
                 o       the size of various markets,
                 o       market share,
                 o       project margins,
                 o       repayment of debt,
                 o       business strategies, and
                 o       expansion and growth of our operations.

These statements are based on assumptions and analyses made by us in light of our experience and our perception of:

                 o       historical trends,
                 o       current conditions,
                 o       expected future developments, and
                 o other factors we believe are appropriate in the circumstances.

Those statements are affected by a number of assumptions including:

                 o       risks and uncertainties,
                 o       general economic and business conditions,
                 o the business opportunities that may be presented to and pursued by us,
                 o changes in laws or regulations and other factors, many of which are beyond our control, and
                 o availability to obtain project financing on favorable conditions.

You are cautioned that any forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

            OVERVIEW

            We were organized in Nevada on July 1, 1996. We have been a development stage company since our inception, and we have not earned any revenues from operations since our inception. We completed a merger with Links, Ltd. on June 2, 1998 in which we were the surviving corporation. Links, Ltd., which was a wholly owned subsidiary of Mach One Corporation, was a development stage company at the time of the merger. Links, Ltd. had not earned any revenues from operations since its inception on August 18, 1997. Links, Ltd. was incorporated for the purpose of developing kiosks, or vending machines, through which it planned to market computer software, music and possibly digital video products. We adopted Links, Ltd.'s plan of operation to develop those kiosks as our plan of operation immediately after the merger.

            DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

            Our current plan of operation involves developing a kiosk vending machine and seeking merger candidates conducting businesses related to e-commerce.

            KIOSK

            Our plan of operation for the next 12 months involves developing a kiosk vending machine. As conceived, each kiosk vending machine would have software, music and eventually digital video stored on disks or hard drives. Potential customers would place an order into the machine to purchase software, music and eventually digital television from a menu, triggering the machine to imprint the product on a compact disk. As conceived, the CD imprint time is expected to take approximately 3 to 4 minutes, at which time the CD would be ejected from the kiosk to the waiting customer. Purchases would be made by use of credit cards or so-called smart cards read by the kiosk. As conceived, each kiosk would be linked by telephone line and computer modem to our administrative offices. As conceived, that connection would permit us to:

            o      monitor and perform analyses on the kiosks,
            o add and subtract software and music selections from the kiosks, and
            o eventually add and subtract digital television selections from the kiosks.

Further the telephone and computer modem would permit confirmation of credit card and smart card purchases.

            We have not, as of November 18, 1999, developed a kiosk that may be produced and sold to the public. Links, Ltd. had, through outside vendors and some in-house expertise, constructed a prototype of a proposed kiosk at the time of the merger transaction with us. That prototype became obsolete and may not be mass produced on terms commercially favorable to us. Since that time our concept for a prototype underwent further refinement and modification. During 1998, we had an outside vendor/engineering firm located in Broomfield, Colorado develop a case with a touch screen for the prototype of the kiosk. That case did not have any components or internal software, and was not a functional kiosk. We planned to purchase that case from that vendor before we began producing the kiosks.

            During 1998 and 1999, we hired another vendor/engineering firm to design plans for the components and software to be used in the kiosks. That firm developed a design for the kiosk, but did not purchase any components to construct a prototype of the kiosk. That design for the kiosk has not been tested. The technology that was used in the case with the touch screen and the technology upon which the designs for the kiosk was based has become obsolete. We therefore do not currently have a prototype of a kiosk that may be mass produced on terms commercially favorable to us.

            We will need to construct an entirely new prototype of the kiosk based on our concept for the kiosk. That prototype must be tested before we are able, if at all, to mass produce the kiosks. We will not be able to begin construction of a prototype of a kiosk during the next 12 months unless we are able to raise funds or form a joint venture with a third party to construct the prototype of the kiosk. We have in the past used software and hardware developed by third parties to construct prototypes of the kiosks. We anticipate that any future prototypes of the kiosk that we may construct, of which there is not any assurance, will be made with software and hardware developed by third parties.

            There is no assurance that the kiosks will function as planned, if we are able to develop the kiosks, or be manufactured at a unit cost commercially favorable to us. All of these factors will bear on our ability to generate revenues from sales, if any, of the kiosks.

            MERGERS AND ACQUISITIONS

            Our plan of operation for the next 12 months involves seeking merger candidates conducting businesses related to e-commerce. We have not established a specific level of earnings or assets below which we would not consider a merger or acquisition with a target company. Moreover, we may identify a target company which has in the past, is now, or which may in the future generate losses. A merger transaction between us and a company that possesses less than ideal financial characteristics could have a material adverse effect on the price of our common stock.

            We plan to identify any number of merger candidates that may be brought to our attention through our present associations. We will evaluate the candidates using broad criteria. We expect that negotiations with a target company will focus on the percentage of our common stock, as computed following a merger or acquisition, that the target company's stockholders would receive for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood experience dilution in their interest in us following any merger or acquisition.

            As of November 18, 1999, we were in discussions with one merger candidate, Shopping Mall Online, Inc. On October 1, 1999, we entered into a non-binding letter of intent with Shopping Mall Online. The parties to that agreement anticipate that we will acquire eighty percent of the outstanding common stock of Shopping Mall Online in exchange for 2,050,000 shares of our common stock. We are currently performing our due diligence with respect to that letter of intent, and, as of November 18, 1999, we had not entered into any definitive agreements with Shopping Mall Online. There is not any assurance that we will consummate that transaction.

            Shopping Mall Online has informed us that it is developing a concept for an Internet shopping mall and related e-commerce technology. We anticipate that, if the transaction with Shopping Mall Online is consummated, we will launch the Internet shopping mall in 2000. We believe that our proposed acquisition of Shopping Mall Online will enable us to offer various retailers with e-commerce solutions and Internet marketing capabilities related to the sale of products typically sold through land based stores. There is not any assurance, however, that our beliefs will prove to be correct.

            Shopping Mall Online is a private company principally owned by Robert Pratt. Mr. Pratt is also the principal owner of Integrity Capital, Inc. Integrity Capital provides investor relation services to us including, but not limited to:

            o     posting information about us on their Web site;
            o     contacting broker-dealers to discuss our plan of operation;
            o     assisting us with our press releases; and
            o introducing us to accredited and institutional investors for our financing activities.

            LIQUIDITY

            As of November 18, 1999, we had a cash balance of $0. Our capital requirements to conduct our plan of operation as described in this report are significant. We plan to attempt to satisfy our capital requirements for the next 12 months by selling our securities and obtaining financing from third parties. There is not any assurance that we will be able to obtain those funds or obtain the required capital on terms favorable to us. We also may form joint ventures with third parties to conduct our plan of operation relating to the kiosk.

            COMPETITION

            The area of business in which we intend to engage in connection with the kiosk is crowded with many vendors and marketers, ranging from small to some of the largest retail companies. There can be no guarantee that we will be able to successfully market any kiosk we may develop or become profitable with that line of business.

            We are an insignificant participant among the firms that engage in mergers with, and acquisitions of, privately financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. The financial resources and management available to us are limited, and therefore we may experience certain competitive disadvantages compared to our competitors. There is no assurance that such disadvantages, if experienced, will not prevent or substantially delay us in achieving a merger or acquisition.

            WE MAY BE ADVERSELY AFFECTED BY THE TRANSFER OF SHARES OF OUR COMMON STOCK IN AN UNREGISTERED TRANSACTION

            We issued a stock certificate representing 3,235,000 shares of our common stock to Mach One as part of the merger transaction with Links, Ltd. That certificate had a restrictive legend providing that the shares represented by that certificate were "restricted securities" as that term is defined under Rule 144 of the Securities Act of 1933. Those restricted securities could only be sold by Mach One Corporation by a registration statement under the Securities Act or under another exemption under the Securities Act.

            In October 1998, we and our transfer agent permitted Mach One Corporation to transfer 835,000 shares of our common stock represented by the stock certificate to seven persons. The stock certificates received by those seven persons should have contained a restrictive legend similar to the restrictive legend on the stock certificate held by Mach One because the transfer of the 835,000 shares of common stock was not made in a registered transaction under the Securities Act. Those seven persons, however, received certificates without restrictive legends. Some of those persons have subsequently transferred some of their shares of our common stock to other persons in unregistered transactions.

            As of November 18, 1999, we had entered into agreements with some of our stockholders to whom the 835,000 shares were transferred that will require those stockholders to surrender the stock certificates without restrictive legends that they hold in exchange for stock certificates with restrictive legends. Those agreements apply to 595,966 shares of the 835,000 shares of our common that were previously issued without a restrictive legend. A certificate representing 286,500 of such shares has been exchanged for a certificate with a restrictive legend. We currently are in the process of obtaining the other stock certificates issued without restrictive legends and exchanging those certificates with certificates with restrictive legends. We are taking whatever actions are necessary to attempt to exchange all of the stock certificates without restrictive legends representing the 835,000 shares of our common stock with stock certificates with restrictive legends.

            As of November 18, 1999, 3,650,000 shares of our common stock were issued and outstanding. Our transfer agent's records as of that date provide that 2,686,500 shares of our outstanding common stock are "restricted securities" as that term is defined under Rule 144 of the Securities Act. However, that amount includes only 286,500 shares of the previously discussed 835,000 shares of our common stock that should be classified as "restricted securities."

            Our financial condition and plan of operations will be adversely affected if any claims or actions are brought against us by the SEC, the NASD or other persons concerning the transfer of the 835,000 shares of our common stock in an unregistered transaction. As of November 18, 1999, no claims or actions had been brought against us concerning that matter. We currently are evaluating what further actions we may take with respect to this matter.

            YEAR 2000 READINESS DISCLOSURE

            Computer programs or other embedded technology that have been written using two digits, rather than four, to define the applicable year and that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in widespread miscalculations or system failures. Both information technology systems and non-IT systems may be affected by the Year 2000. We do not use any proprietary computer software programs or proprietary operating systems, but use commercially available computer programs such as Microsoft Word and Microsoft's Windows NT operating system. We believe that those products are Year 2000 compliant, but we have not confirmed that information with Microsoft whether those products are Year 2000 compliant.

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

                         PART II ---- OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS.

            None.

ITEM 2. CHANGES IN SECURITIES.

            None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Effective July 28, 1999, our majority stockholder, Mach One, took action by written consent without holding a meeting to elect our board of directors and to make changes to our bylaws concerning the number of directors that our stockholders may elect. The following persons were elected as our directors by that written consent:

            o            Sam Lindsey,
            o            David Matus, and
            o            Cliff Pettee.

ITEM 5. OTHER INFORMATION.

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits

                   Exhibit No.        Description

                   27.1               Financial Date Schedule.   Filed herewith.

            (b)    Form 8-Ks

            We filed one Current Report on Form 8-K during the quarter ended September 30, 1999. We filed a Form 8-K reporting an event dated July 30, 1999 concerning the resignation of certain directors and officers of ours, and the appointment of our current officers and directors.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 1999                         ENTER TECH CORP.


                                                 By: /s/ Sam Lindsey
                                                    ----------------------------
                                                     Sam Lindsey, President and
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.        Description
----------         -----------
   27.1            Financial Date Schedule.   Filed herewith.