Form 10KSB
period 1999-12-31
ENTER TECH CORP
filed 2000-03-30
CIK 1021725

12

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended: December 31, 1999
                           Commission File No- 0-21275

                                ENTER TECH CORP.
        -----------------------------------------------------------------
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

                  430 East 6th Street, Loveland, Colorado 80537
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

Issuer's Telephone Number, Including Area Code:     (970) 669-5292

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:
   Common Stock, $.0001 Par Value

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the Issuer's common stock held by non-affiliates as of March 24, 2000 (valued at the average of the bid and asked price as of February 18, 2000) was $8,532,000.

The Issuer had no revenues in its most recent fiscal year.

As of March 24, 2000, a total of 7,783,000 shares of common stock were outstanding.

Documents incorporated by reference. There are no (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                           Traditional Small Business Disclosures
                           Format (Check one):
                           Yes        No  X
                               ---       ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL AND HISTORY

     Enter Tech Corp., formerly known as Walnut Capital, Inc. (the "Company"), was incorporated on July 1, 1996, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date.

     The Company's offices are located at 430 East 6th Street, Loveland, Colorado 80537, and its telephone number is (970) 669- 5292.

     In October 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, whereby it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act").

     On June 2, 1998, the Company completed a merger of the Company and Links, Ltd., a Wyoming corporation, whereby the Company was the survivor. Pursuant to the Articles of Merger filed in the respective States of Nevada and Wyoming, the Company's name was changed from Walnut Capital, Inc. to Enter Tech Corp. to more accurately describe the proposed business of the Company. Pursuant to the Agreement and Plan of Merger, the Company was to issue 2,400,000 shares of its common stock to the sole shareholder of Links, Ltd., Mach One Corporation, a public company. Prior to the merger transaction the Company had 1,250,000 shares of its common stock issued and outstanding, of which 835,000 shares were to be reallocated as part of the merger transaction. On the effective date of the merger transaction, the Company had 3,650,000 shares of its common stock issued and outstanding. Thus, Mach One Corporation then owned approximately 65.7% of the issued and outstanding common stock of the Company. At March 24, 2000, it owned about 7.4% of the Company.

     Following the merger with Links, Ltd., the Company attempted to develop a prototype of a proposed kiosk, or vending machine, through which to market computer software, music and possibly digital video products. The Company was unsuccessful in developing this prototype. The prototype became obsolete and could not be mass-produced on terms commercially favorable to the Company.

     On January 7, 2000, the Company, Shopping Mall On-line, Inc. ("Shopping Mall On-line"), a Washington corporation, and Robert Pratt ("Pratt") entered into an agreement (the "Agreement"), pursuant to which, among other things, the Company acquired 80% of the outstanding common stock of Shopping Mall On-line from Pratt. Shopping Mall On-line is developing a concept for an Internet shopping mall and related e-commerce technology. The consideration for the acquisition of the common stock of Shopping Mall On-line was 2,400,000 shares of the Company's common stock.

     The Agreement also provides that if for any reason the Company's common stock is not trading above a $1.00 bid price at the time the Rule 144 restrictive legend on the stock certificate for the 2,400,000 shares of the Company's common stock is removed, the Company will issue additional shares of its common stock to Pratt. The value of the additional shares to be issued will be equal to the difference between $2.4 million and the value of the 2,400,000 shares of common stock issued to Pratt under the Agreement based on the then existing bid price. The Agreement also provides the voting rights with respect to the common stock of Shopping Mall On-line will remain with Pratt until the restrictive legend on the 2,400,000 shares of the Company's common stock is removed. If for any reason the Company is declared insolvent or files for bankruptcy protection after the date of the Agreement until the restrictive legend on the Company's common stock is removed, Shopping Mall On-line will have the right to rescind the Agreement. Shopping Mall On-line has the right under the Agreement to appoint one person nominated by Pratt to the board of directors of the Company.

     Shopping Mall On-line is a private company which prior to the foregoing transaction was owned solely by Pratt. Pratt is also the principal owner of Integrity Capital, Inc. Integrity Capital provides investor relation services to the Company including, but not limited to:

     o    posting information about the Company on Integrity Capital's Web site;

     o    contacting broker-dealers to discuss the Company's plan of operation;

     o    assisting the Company with its press releases; and

     o introducing the Company to accredited and institutional investors for the Company's potential financing activities.

     On February 8, 2000, the Company signed a non-binding letter of intent with WavePower, Inc. which document contemplates the acquisition by the Company of 80% of WavePower, Inc. for approximately 5,000,000 restricted shares of the Company's common stock. In addition, in the non-binding letter of intent, the Company has agreed to reserve 3,000,000 shares of its 5,000,000 shares of preferred stock for issuance as further payment for the WavePower, Inc. acquisition provided future performance conditions are met. The companies are now performing due diligence evaluations.

     In March 2000, the Company signed a Stock Purchase and Subscription Agreement whereby The Reserve Foundation Trust (the "Trust") is to purchase
6,000,000 restricted shares of the Company's common stock for $10 million through a private placement, provided that all conditions to the purchase closing are fulfilled. According to the terms of the Stock Purchase and Subscription Agreement, the full transfer of funds is to be completed by May 1, 2000, if the closing conditions are satisfied. Demand registration rights after January 1, 2001 and piggyback registration rights are to be granted to the Trust if the transaction closes. Upon signing the Stock Purchase and Subscription Agreement, the Trust provided the Company with $50,000 in interim financing, which may subsequently be increased to a total of $250,000. This debt is to be repaid upon final funding of the private placement.

     The Reserve Foundation Trust financing is contingent upon the Company, by May 1, 2000, completing the WavePower, Inc. acquisition and "duly" filing its "annual report on Form 10-K or 10-KSB for the year ended December 31, 1999."


DESCRIPTION OF BUSINESS

     The Company is a successor to Links, Ltd., a Wyoming corporation, incorporated on August 18, 1997, which was a wholly-owned subsidiary of Mach One and was a development stage company for accounting purposes. The Company and its predecessor has had no revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks, or vending machines, through which to market computer software, music and possibly digital video products. As conceived, each kiosk vending machine would have software, music and eventually digital video stored on disks, hard drives or available through internet servers and potential customers would place an order into the machine to purchase software, music and eventually digital television from a menu, triggering the machine to imprint the product on a compact disc ("CD"). As conceived, the CD imprint time is expected to take approximately 3-4 minutes, at which time the CD would be ejected from the kiosk to the waiting customer. Purchases would be made by use of credit cards or so-called smart cards read by the kiosk. As conceived, each kiosk would be linked by telephone line and computer modem to the Company's administrative offices to permit monitoring, performance analysis, addition and subtraction of software and music selections and eventually digital television selections. Further the telephone and computer modem would permit confirmation of credit card and smart card purchases.

     The Company has not developed a kiosk that may be produced and sold to the public. Links, Ltd. had, through outside vendors and some in-house expertise, constructed a prototype of a proposed kiosk at the time of the merger transaction. That prototype became obsolete and could not be mass-produced on terms commercially favorable to the Company. During 1998 and 1999 the Company hired outside vendor/engineering firms to design plans for the components and software to be used in the kiosks. A design was developed for the kiosk, but no purchase was made of any components to construct a prototype of the kiosk. That design for the kiosk has not been tested.

     The Company will need to construct an entirely new prototype of the kiosk based on its concept for the kiosk and have that prototype tested before it is able, if at all, to mass-produce the kiosks. The Company was not able to begin construction of a prototype of a kiosk during the previous 12 months; however, it is anticipated that it may be able to move forward with a prototype and construction of units in the next 12 to 18 months. The Company has in the past used software and hardware developed by third parties to construct prototypes of the kiosks. The Company anticipates that any future prototypes of the kiosk that it may construct, of which there is not any assurance, will be made with software and hardware developed by third parties.

     There is no assurance that the kiosks will function as planned if the Company is able to develop the kiosks or be manufactured at a unit cost commercially favorable to the Company. All of these factors will bear on the Company's ability to generate revenues from sales, if any.

     Shopping Mall On-line will provide web hosting services and provide exposure to small and medium-size businesses for both consumer and business to business e-commerce activity. They will also act as an aggregate site for advertising and promoting businesses on the web. Revenues will be generated from hosting, training, banner advertisements and a percentage of sales from customers. Negotiations are currently underway with several major mall developers and retailers who have expressed an interest in Shopping Mall On-line's branding and marketing strategies. One such group has expressed interest in a beta-test of the kiosk in combination with Shopping Mall On-line in a yet to be determined number of malls nationally and in Canada. No assurances can be made as to whether or not such partnerships or relationships with mall developers or retailers will be established.


COMPETITION

     The area of business related to the kiosk and on-line shopping services in which the Company intends to engage is crowded with many vendors and marketers, ranging from small to some of the largest retail companies. There can be no guarantee that the Company will be able to successfully market any product it may develop or to become profitable. At this time, the Company has no patent or proprietary protection with respect to its kiosk or on-line shopping services concepts, and, therefore, there is nothing to prevent anyone else from pursuing these potential lines of business.


EMPLOYEES

     As of December 31, 1999, the Company had one full time employee, who was also an officer of the Company. It is anticipated that if pending conditional financing is obtained additional employees will be added during the year 2000 as needed. See MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


ITEM 2.  DESCRIPTION OF PROPERTY.

     Since June of 1998, the Company has maintained its corporate offices, manufacturing, research and distribution facilities in leased premises located at 430 East 6th Street, Loveland, Colorado 80537. The facilities are leased from an entity owned by Bill Thomas, a principal shareholder of the Company. The lease has a monthly rental of $1,500.00 plus certain common area expenses. The premises contain approximately 750 square feet.

     Company's management believes the present facilities are adequate for its present needs. There are similar facilities available at comparable rates in the adjacent area to the present location. The Company believes it would be able to readily move to other facilities, if the present lease is not renewed.

     Shopping Mall Online, Inc., the Company's subsidiary, occupies leased premises at 914 Citadel Drive, unit B-1, Everson, Washington 98247 under a lease expiring March 31, 2002. The facilities contain approximately 3,600 square feet at a monthly rental of $2,600.00 plus common area expenses. They are deemed to be adequate for the subsidiary's present and anticipated needs during the lease term. The facilities have been outfitted with fiber optic cable which facilitates conducting an e-commerce business there.


ITEM 3.  LEGAL PROCEEDINGS.

     Except as set forth herein the Company is not a party to any material pending legal proceedings; nor are any such proceedings involving the Company contemplated by a governmental authority to the knowledge of the Company.

     On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles a/k/a Gerald Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County Colorado. The Company claims that: (i) Mr. Stiles agreed to furnish services to the Company pursuant to an agreement with the Company dated July 1, 1998; (ii) Mr. Stiles failed to meet the performance standards set out in the agreement and his failure was intentional or willful and wanton; (iii) Mr. Stiles made material misrepresentations regarding his abilities, efforts and intentions; and (iv) the conduct of Mr. Stiles caused the Company material damages. The Company requests that: (i) the Court rescind the contract; and (ii) award the Company damages to be determined at trial. As of the date hereof, Mr. Stiles has requested extra time to respond to the Company's Complaint and has indicated he will bring counter-claims against the Company not now determinable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock has been quoted on the OTC Bulletin Board under the symbol ENTR since May of 1999. To the knowledge of the Company there have been very few trading transactions in its common stock.

     The following table sets forth high and low bid prices of the common stock of the OTC Bulletin Board for the period indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions.

            Quarter Ending:                    High                    Low
            ---------------                   -------                 -----

     May 1999      -  June 1999               $1.8750                 $.25
     July 1999     -  September 1999          $ .7815                 $.25
     October 1999  -  December 1999           $1.1250                 $.75

     The number of record holders of common stock of the Company at March 24, 2000 was 50.

     The holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. The Company has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future.

     Information with respect to securities sold by the Company without registration of the securities under the Securities Act of 1933, as amended ("Securities Act") during the period from January 1, 1999 through March 24, 2000 and the sale of which has not been previously reported under the Securities Exchange Act of 1934, as amended is set forth in the following paragraphs.

     A. On November 1, 1999 the Company authorized the issuance of 10,000 shares of its common stock each to David Matus and Cliff Pettee. These shares were issued as compensation to Messrs. Matus and Pettee for services performed by them as directors of the Company. No person acted as an underwriter with respect to these sales and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to Company directors or former directors familiar with the Company; (iii) and issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     B. On November 20, 1999 the Company authorized the issuance to ProActive Corporation of 100,000 shares of its common stock and authorized the issuance of an additional 589,000 shares on March 14, 2000. These 689,000 shares were issued for consulting services rendered to the Company by ProActive. No person acted as an underwriter with respect to these issuances and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under
          Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     C. On November 20, 1999, the Company authorized the issuance to D. William Thomas of 500,000 shares of its common stock. These 500,000 shares were issued to Mr. Thomas for services rendered by him to the

          Company since its inception, as a Senior Consultant. No person acted as an underwriter with respect to these issuances and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     D. On November 20, 1999, the Company authorized the issuance of 100,000 shares of its common stock to Mr. A. W. Hogan. These 100,000 shares were issued to Mr. Hogan as compensation for services rendered by him to the Company as a consultant. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under
          Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     E. On November 20, 1999 the Company authorized the issuance of 400,000 shares to Sam Lindsey, President and a director of the Company. These securities were issued to Mr. Lindsey for services performed by him as a director and officer of the Company. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     F. On November 20, 1999, the Company authorized the issuance of 25,000 shares of its common stock to Mr. Josh Foss, President of the Company from June of 1998 to May of 1999. These shares were issued to Mr. Foss as compensation for services performed for the Company as its President. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment;
          (ii) issued to a former officer of the Company familiar with its affairs; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     G. On November 20, 1999, the Company authorized the issuance of a total of 4,000 shares of its common stock to five individuals who were shareholders of the Company. These shares were issued to the five persons for services rendered to the Company. No person acted as an underwriter with respect to these issuances and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to shareholders of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     H. On November 20, 1999, the Company authorized the issuance of 5,000 shares of its common stock for consulting services to the Company rendered by Mr. Gary Crawford. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under
          Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant who was familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     I. On January 7, 2000 the Company authorized the issuance of 2,400,000 shares of its common stock to Mr. Robert J. Pratt. These shares were issued to Mr. Pratt in exchange for all of the outstanding stock of Shopping Mall Online, Inc. (See ITEM 1 - DESCRIPTION OF BUSINESS above). No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment;
          (ii) issued to Mr. Pratt after he had access to all the material information about the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     J. On March 20, 2000, the Company authorized the issuance of 10,000 shares of its common stock to Mark A. Thomas, a director of the Company. These shares were issued to Mr. Thomas as compensation for services rendered to the Company as a director. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefor. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a director of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     K. On March 15, 2000, the Company executed and entered into a Stock Purchase and Subscription Agreement with The Reserve Foundation Trust pursuant to which the purchaser has agreed to purchase 6,000,000 shares of the Company's common stock for $10,000,000, subject to the terms of the agreement (filed herewith as Exhibit 10.7). The agreement provides that the Company must duly file this Form 10-KSB and complete a specified corporate acquisition by May 1, 2000. No person acted or will act as an underwriter with respect to this issuance and no underwriting or sales commission will be paid thereon. These securities will be sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder. These securities will be: (i) acquired for investment; (ii) issued to an "accredited investor" as defined under the Securities Act, which had access to all material information about the Company; and (iii) the certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

     During the period from the Company's inception on July 1, 1996 until June 2, 1998, the Company engaged in no significant operations other than the search for possible acquisition candidates. No revenues were received by the Company during this period other than a limited amount of interest income. Since the Company's acquisition of Link's, Ltd. The Company has focused on developing a market for its products and on raising capital. The Company currently remains in the development stage and has generated no revenues as of December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year.

     As of the December 31, 1999 management felt that the Company had inadequate working capital to pursue its proposed operations. To develop its operation, the Company must utilize additional capital which it must acquire, either itself or with joint venture partners or investors. The Company had not entered into any agreement with a partner as of December 31, 1999 but expected to require additional financing for its operations. The Company cannot predict when its funding program will occur. As of December 31, 1999, the Company had no material commitments for capital expenditures. The Company has no plans to pay dividends to its shareholders.

     Even though there were no significant changes in revenues or working capital during the fiscal year 1999, prior to December 31, 1999, several contacts were made with prospective private placement partners with a view towards the company's acquisition plans. With favorable interest generated, the company proceeded subsequent to December 31, 1999 to implement its acquisition strategy. The Company acquired 80% of Shopping Mall On-line, Inc. on January 7, 2000 and entered into a non-binding letter of intent with Wave Power, Inc. on February 8, 2000 to acquire 80% of Wave Power, Inc.

     On March 15, 2000 the Company entered into a Subscription Agreement with The Reserve Foundation Trust. This agreement provides for $10 million in exchange for 6 million shares of the Company's restricted common stock provided the Company completes the Wave Power acquisition and "duly" files its "annual report on Form 10-K or 10-KSB" for the year ended December 31, 1999 on or before May 1, 2000. Registration rights have been granted to The Reserve Foundation Trust after January 1, 2001 along with "Piggy Back" rights prior to January 1, 2001.

     The financing, if conditions are met, may provide the Company funds to continue the process of developing the prototype kiosk machine concept within the next 12 months. As conceived, each kiosk vending machine would have software, music and eventually digital video stored on disks or hard drives or available over the internet. However, the Company will be required to completely reconstruct an entirely new prototype of the kiosk based upon its concept of the kiosk. Some engineering work has been done to design plans for the components and software to be used in the kiosks, but it is likely that a portion or all of the engineering done to date will need to be completely updated or redone.

     The Company is also evaluating the option of acquiring a "kiosk company" which has already developed some or all of the concepts conceived by the Company. As this development or acquisition strategy proceeds, the Company is anticipating the possibility of licensing this technology in foreign countries. No assurances can be made as to whether or not such relationships with prospective licensees will be established. If the kiosk concept can be developed, additional employees will be needed based upon the development schedule of the kiosk. If a "kiosk company" is acquired the Company will be required to evaluate the need of any current or potential employees of the "kiosk company."

     If the kiosk concept is developed by the Company as conceived, the Company expects to manufacture the product via a third party manufacturing firm, hence the Company is not expected to require significant additional plant and equipment for the purpose of manufacturing the kiosk. No assurances can be made as to if the kiosk concept will ever be fully developed or if a "kiosk company" can be acquired. There is no assurance that the kiosks will function as planned if the Company is able to develop the kiosks, or acquire a "kiosk company", or be manufactured at a unit cost commercially favorable to the Company. There is also no assurance that the Company will be able to generate any revenues from sales or that any sales will be made of kiosks or from kiosk vending operations.

     Provided the private placement funding is completed, it is anticipated that the funds should also be able to finance the operations of Shopping Mall On-line, Inc. for the next 12 months. Shopping Mall On-line is anticipated to provide web hosting services and e-commerce activity. It is expected that Shopping Mall On-line is to combine their branding and marketing strategies with the kiosk concept and potentially market to major mall developers and retailers. It is anticipated that Shopping Mall On-line will require additional employees to develop the systems and has committed to hire two full time people, one as President and the other as Director of Operations. Additional employees will be required as Managers of Business Development, Technology and Systems Administration and Sales. Additional operational personnel will be required within each department.

     Approximately 2,600 square feet of office space is expected to be needed this year as is significant server computers and communication backbone to host the web sites and provide adequate access to the online mall. It is anticipated that Shopping Mall On-line will license an established e-commerce application software package from a reputable third party, but this does not preclude the possibility that modifications and independent research or development could be needed. There is no assurance that Shopping Mall Online will become a viable business or generate any revenues from the activities it plans to undertake. Online shopping is crowded with many vendors and there is nothing to prevent any other person or company from pursuing this potential line of business.

     If the Company is able to complete the acquisition of WavePower, Inc., it is possible that WavePower could provide a compatible synergy to the efforts of Shopping Mall On-line, Inc. and any kiosk development by the Company or "kiosk company" the Company may contemplate acquiring due to the technology developed by WavePower. If the WavePower acquisition is completed, WavePower's technology could enhance the kiosk operational design. The acquisition of Wave Power may enhance the effectiveness of Shopping Mall On-line's commerce activity and vice a versa. Additional employees will be required to continue the development process of WavePower, most of whom are expected to be technical professionals.

     It is anticipated that the Company, with the private placement funds, will be able to finance WavePower to continue operations and develop the infrastructure needed to generate revenue, however it is the intention of the Company to aggressively identify other sources of capital for development of the Company and all of it's subsidiaries as is necessary for continued operation and to generate revenues. No assurances can be made that the WavePower acquisition or the private placement will be completed.

     The projected capital needs for the development of the kiosk and for the operation of Shopping Mall Online, Inc., are in the process of being evaluated based upon the anticipated acquisition of WavePower, Inc. Provided the WavePower acquisition is completed, the Company should be able to proceed with the planned private placement. The Company is developing proforma cash requirements based upon the completed acquisition of Shopping Mall Online, Inc. the kiosk concept, and the anticipated acquisition of WavePower, Inc. Some currently undefined and unknown circumstance may require additional capital to support the operations of the Company and it's Subsidiaries. No assurances can be given that these additional funds would be available if necessary.

ITEM 7.  FINANCIAL STATEMENTS

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

    Statements of Cash Flows                                                 F-6

    Notes to Financial Statements                                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Enter Tech Corp.
Loveland, CO

We have audited the accompanying balance sheet of Enter Tech Corp. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998, the period from August 18, 1997 (date of inception) to December 31, 1997 and the period from August 18, 1997 (date of inception) through December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Enter Tech Corp. (a development stage company) as of December 31, 1999, and the results of its statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998, the period from August 18, 1997 (date of inception) to December 31, 1997 and the period from August 18, 1997 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained operating losses since inception and has a net capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Schumacher & Associates, Inc.
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            2525 Fifteenth Street, Suite 3H
                                            Denver, Colorado 80211
March 21, 2000

                                               ENTER TECH CORP.
                                               ----------------
                                         (A Development Stage Company)

                                                 BALANCE SHEET
                                               December 31, 1999

                                                    ASSETS
                                                    ------

Current Assets:
  Cash                                                                                        $        14
                                                                                              -----------
         Total Current Assets                                                                          14
                                                                                              -----------
Equipment, net of accumulated
 depreciation of $819                                                                               7,373
                                                                                              -----------

TOTAL ASSETS                                                                                  $     7,387
                                                                                              ===========

                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                     ---------------------------------------

Current Liabilities:
  Accounts payable                                                                                 35,512
  Stock compensation payable                                                                    1,103,574
  Customer deposits                                                                                60,000
  Related party payables                                                                          322,009
  Notes payable, other                                                                             15,806
                                                                                              -----------
         Total Current Liabilities                                                              1,536,901
                                                                                              -----------
TOTAL LIABILITIES                                                                               1,536,901
                                                                                              -----------
Commitments and contingencies                                                                           -
 (Notes 1,5,6,7,8 and 9)

Stockholders' (Deficit):
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   none issued and outstanding                                                                          -
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   3,850,000 issued and outstanding                                                                   385
  Additional Paid In Capital                                                                      381,618
  Accumulated (Deficit)                                                                        (1,911,517)
                                                                                              -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                                                  (1,529,514)
                                                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                 $     7,387
                                                                                              ===========

               The accompanying notes are an integral part of the financial statements.


                                                     ENTER TECH CORP.
                                                     ----------------
                                              (A Development Stage Company)

                                                 STATEMENTS OF OPERATIONS


                                                                                                For the               For the
                                                                                              Period from           Period from
                                                                                               August 18,            August 18,
                                                                                             1997 (date of         1997 (date of
                                                                                               inception)            inception)
                                                     Year Ended            Year Ended           through               through
                                                    December 31,          December 31,         December 31,          December 31,
                                                        1999                  1998                1997                  1999
                                                    -----------           -----------         -------------        --------------
Revenue                                             $         -           $         -          $         -           $         -
                                                    -----------           -----------          -----------           -----------

Expenses:
    Depreciation                                            819                     -                    -                   819
    Management fees                                           -                22,500                7,500                30,000
    Supplies                                              1,647                 2,729                  555                 4,931
    Professional fees                                   198,441                48,487               13,908               260,836
    Rent                                                 16,200                10,287                2,658                29,145
    Sales promotion                                      20,500                     -                    -                20,500
    Travel                                               34,281                 6,983                2,080                43,344
    Telephone                                             8,718                 5,177                1,223                15,118
    Stock for services                                1,258,074                     -                    -             1,258,074
    Other                                                18,985                 1,822                    -                20,807
    Write down of carrying
     value of Technology and
     License Agreement                                        -                17,943              210,000               227,943
                                                    -----------           -----------          -----------           -----------
    Total Operating Expenses                          1,557,665               115,928              237,924             1,911,517
                                                    -----------           -----------          -----------           -----------

Net (Loss)                                          $(1,557,665)          $  (115,928)         $  (237,924)          $(1,911,517)
                                                    -----------           -----------          -----------           -----------

Per Share                                           $      (.42)          $      (.03)         $      (.07)          $      (.49)
                                                    ===========           ===========          ===========           ===========

Weighted Average Shares
 Outstanding                                          3,683,333             3,650,000            3,235,000             3,850,000
                                                    ===========           ===========          ===========           ===========






                             The accompanying notes are an integral part of the financial statements.


                                                          ENTER TECH CORP.
                                                          ----------------
                                                   (A Development Stage Company)

                                           STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                  For the Period from August 18, 1997 (date of inception) through
                                                        December 31, 1999


                                                                                       Additional
                               Preferred        Stock        Common        Stock        Paid-in         Accumulated
                               No./Shares       Amount     No./Shares      Amount       Capital          (Deficit)          Total
                               ----------       ------     ----------      -------     ----------       -----------      -----------
Balance at August 18,
1997                                   -        $   -               -      $    -       $      -       $         -      $         -

Common stock issued
for cash, at
inception, at
$.01 per share                         -            -       2,400,000         240        235,684                 -          235,924

Net loss for the
period ended December
31, 1997                               -            -               -           -              -          (237,924)        (237,924)
                                --------        -----       ---------      ------       --------       -----------      -----------
Balance at December
31, 1997                               -            -       2,400,000         240        235,684          (237,924)          (2,000)
Recapitalization                       -            -       1,250,000         125        (16,046)                -          (15,921)
Net loss for the year
ended December 31,
1998                                   -            -               -           -              -          (115,928)        (115,928)
                                --------        -----       ---------      ------       --------       -----------      -----------
Balance at December
31, 1998                               -            -       3,650,000         365        219,638          (353,852)        (133,849)
Common stock issued
for services at $.81                   -            -         200,000          20        161,980                 -          162,000
Net loss for the year
ended December 31,
1999                                   -            -               -           -              -        (1,557,665)      (1,557,665)
                                --------        -----       ---------      ------       --------       -----------      -----------
Balance at December
31, 1999                               -        $   -       3,850,000      $  385       $381,618       $(1,911,517)     $(1,529,514)
                                ========        =====       =========      ======       ========       ===========      ============



                                The accompanying notes are an integral part of the financial statements.

                                                                F-5

                                                          ENTER TECH CORP.
                                                          ----------------
                                                   (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS
                                                                                                For the               For the
                                                                                              Period from           Period from
                                                                                               August 18,            August 18,
                                                                                             1997 (date of         1997 (date of
                                                                                               inception)            inception)
                                                     Year Ended             Year Ended          through               through
                                                    December 31,           December 31,        December 31,          December 31,
                                                        1999                   1998                1997                  1999
                                                    ------------           ------------       -------------        --------------
Operating Activities:
 Net (Loss)                                         $(1,557,665)           $ (115,928)         $  (237,924)         $(1,911,517)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Depreciation                                             819                     -                    -                  819
   Stock for services                                 1,258,074                     -                    -            1,258,074
  (Increase) decrease in
        other current assets                                  -                   500                 (500)                   -
  Increase in customer
   deposits                                                   -                60,000                    -               60,000
  Increase in accounts
   payable and accrued
    expenses                                             34,387                 1,125                    -               35,512
                                                    -----------            ----------          -----------          -----------
  Net Cash (Used in)
  Operating Activities                                 (264,385)              (54,303)            (238,424)            (557,112)
                                                    -----------            ----------          -----------          -----------

Cash Flows from Investing
 Activities
  Acquisition of equipment                               (8,192)                    -                    -               (8,192)
                                                    -----------            ----------          -----------          -----------
   Net Cash (Used in)
    Investing Activities                                 (8,192)                    -                    -               (8,192)
                                                    -----------            ----------          -----------          -----------

Cash Flows from Financing
 Activities:
   Common stock issued
    and additional paid-in
    capital                                                    -              (15,921)             235,924              220,003
   Increase in notes payable,
    other                                                 15,806                    -                    -               15,806
   Increase in payable,
    related parties                                      256,785               65,224                7,500              329,509
                                                    ------------           ----------          -----------          -----------
Net Cash Provided by
 Financing Activities                                    272,591               49,303              243,424              565,318
                                                    ------------           ----------          -----------          -----------

Increase (decrease) in Cash                                   14               (5,000)               5,000                   14

Cash, Beginning of Period                                      -                5,000                    -                    -
                                                    ------------           ----------          -----------          -----------

Cash, End of Period                                 $         14           $        -          $     5,000          $        14
                                                    ============           ==========          ===========          ===========

Interest Paid                                       $          -           $        -          $         -          $         -
                                                    ============           ==========          ===========          ===========

Income Taxes Paid                                   $          -           $        -          $         -          $         -
                                                    ============           ==========          ===========          ===========

                             The accompanying notes are an integral part of the financial statements.

                                                                F-6

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

(1)  Summary of Accounting Policies
     ------------------------------

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

     (a)  Description of Business
          -----------------------

          The Company was organized on June 14, 1996 as a Nevada corporation in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. Effective June 2, 1998, the Company completed a business combination with Links, Ltd. as described in Note (2). The Company is a development stage company since principle planned operations have not yet commenced.

          The Company has selected December 31 as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

     (c)  Basis of Presentation - Going Concern
          -------------------------------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


     (c)  Basis of Presentation - Going Concern, Continued
          ------------------------------------------------

          In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

     (d)  Income Taxes
          ------------

          As of December 31, 1999, the Company had net operating losses available for carryover to future years of approximately $1,910,000, expiring in various years through 2019. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1999, the company has total deferred tax assets of approximately $382,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $382,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1999.

(2)  Business Combination
     --------------------

     On June 2, 1998, Enter Tech Corp. (Company), (formerly Walnut Capital, Inc.) completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. Subsequently, 835,000 of the shares issued pursuant to this business combination were canceled resulting in 2,400,000 net shares issued. Since the controlling shareholders of Links, Ltd. own approximately 65.7% of the Company, a controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


(4)  Allocated Expenses
     ------------------

     Links, Ltd. in 1997, was charged with various operating expenses allocated from its former parent company. The expenses were recorded in the Statement of Operations and shown as additional paid-in capital.

(5)  Payable, Related Party
     ----------------------

     During the year ended December 31, 1998, the Company incurred $30,000 of management fees payable to a related party. During the year ended December 31, 1999, the Company incurred $80,000 of management fees payable to related parties. In addition, funds to pay operating expenses were advanced by related parties. Related party payables totaled $322,009 at December 31, 1999.

(6)  Consulting Agreements
     ---------------------

     Effective July 1, 1998, the Company entered into a one year contract with the Vice President of the Company, which required this individual to provide consulting services for fees of $500 per month and 750,000 shares of stock to be issued pursuant to a Form S-8 Registration Statement. The Company has paid no compensation to this individual to date and has not issued the 750,000 shares of stock. The December 31, 1999 financial statements include an accrual of stock and services payable in the amount of $13,500 related to services performed by this individual. (See note 9)

     Effective January 1, 1999, the Company entered into an agreement with a consultant to provide consulting services for assistance in completing a private placement or secondary offering, and other consulting services. The consultant is to be paid $5,000 per month plus 200,000 shares of restricted common stock per year provided the business plan established for the Company is met. At December 31, 1999, the Company owed $40,000 in consulting fees to the consultant. The term is for two years, expiring on December 31, 2001.

     Also effective January 1, 1999, the Company entered into an agreement with the Company's current president, but was not the president at the date of the agreement, to attempt to build revenues of the Company and assist in the development of the Company's product. The president is to be paid
     $5,000 per month plus expenses. At December 31, 1999, the Company owed $40,000 in consulting fees to the president. The term is for two years, expiring December 31, 2001, with an option to renew for two additional years.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


(6)  Consulting Agreements, Continued
     --------------------------------

     Effective August 25, 1999, the Company entered into an agreement with a consultant to provide management consulting services to assist in developing the Company. The consultant is to be paid $75 per hour plus 1,000 restricted shares of common stock for every hour worked. At December 31, 1999, the Company owed $3,750 in consulting fees. In addition, the Company agreed to compensate the consultant for other services with restricted common stock. At December 31, 1999, an accrual of $323,333 has been recorded to reflect this agreement.

(7)  Marketing and Administration of Sales Agreement
     -----------------------------------------------

     The Company entered into an agreement with a previous director of the Company for the marketing and administration of sales through certain identified locations and the division of profits after the director has recovered related costs. The company currently has orders for the purchase of thirty kiosk software vending units at $50,000 per unit from a previous director. The Company received $60,000 of deposits related to these orders. The Company is uncertain whether it will be able to deliver the units and it is not determinable at this time whether a refund will be required. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

(8)  Common Stock
     ------------

     During the year ended December 31, 1999, the Company issued 200,000 shares of its restricted common stock in exchange for services. Also, during the year ended December 31, 1999, the Company committed to issuing 1,543,000 shares of its restricted common stock in exchange for services. A total of $1,103,574 has been accrued to reflect the stock compensation payable at December 31, 1999. These shares were issued in March, 2000.

(9)  Subsequent Events
     -----------------

     Effective January 7, 2000, the Company entered into a definitive agreement whereby the Company would acquire eighty percent (80%) of an entity in exchange for issuance of 2,400,000 shares of restricted common stock. The management of the entity would remain the same and a management contract would be entered into that would include a stock option plan.

     Effective March 15, 2000, the Company entered into a stock purchase and subscription agreement with an entity, whereby the entity subscribed to purchase 6,000,000 shares of common stock of the Company for an aggregate price of $10,000,000. This agreement is contingent upon the Company filing its Form 10-KSB for the year ending December 31, 1999 and completing an acquisition of WavePower, Inc. before May 1, 2000.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


(9)  Subsequent Events, Continued
     ----------------------------

     On February 8, 2000, the Company signed a non-binding letter of intent with WavePower, Inc. which document contemplates the acquisition by the Company of 80% of WavePower, Inc. for approximately 5,000,000 restricted shares of the Company's common stock. The companies are now performing due diligence evaluations. In addition, the Company has agreed to reserved 3,000,000 shares of its 5,000,000 shares of preferred stock for the acquisition of WavePower, Inc., based on the future performance of WavePower. The additional 2,000,000 shares of the preferred stock will be used for the benefit of and distributed to the current officers, directors and significant consultants of the Company with the option of providing a distribution of up to 1,000,000 of these preferred shares for possible future acquisitions.

     During February, 2000 the Company commenced litigation against a former officer of the Company alleging failure of the former officer to meet certain performance standards. The Company is seeking cancellation of the agreement to issue 750,000 shares of Company common stock and the payment of $500 per month compensation to the former officer and the return of 500,000 shares of stock previously issued. (See Note 6) A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Certain information with respect to the Directors and Officers of the Company is as follows:

     Name                      Age           Positions and Offices Held
     ----                      ---           --------------------------

     Sam J. Lindsey            50            President and Director

     Gregory J. Kaiser         46            Secretary and Director

     Mark A. Thomas            43            Director


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

     Set forth below are the names of all Directors and Executive Officers of the Company and a key employee of the Company's subsidiary, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

     SAM J. LINDSEY. Mr. Lindsey has been the President, Chairman of the Board and a director of the Company since July 30, 1999. He has been self-employed since January of 1994 in the management of his personal investments. Mr. Lindsey is a director and the Secretary of Mach One Corporation of Loveland, Colorado which is a reporting company under Section 13 of the Securities Exchange Act of 1934.

         GREGORY J. KAISER. Mr. Kaiser has served as a director of the Company since November 1, 1999 and as its Secretary since November 3, 1999. From January of 1984 through December of 1996 he worked for First Options of Chicago, a registered broker-dealer and securities clearing firm. He served in various capacities with that firm, including its Senior Vice President and Risk Manager. He was a registered representative with the firm. From January of 1996 to January of 1998, he was employed by Jenncor Trading, LLC of Cherry Hill, New Jersey as operations officer. Jenncor was a proprietary day-trading firm in the securities markets. After a sabbatical from active business activities, Mr. Kaiser became the President, Chief Executive Officer and a director of Mach One Corporation of Loveland, Colorado in September of 1999. Mach One is a reporting company under Section 13 of the Securities Act of 1934.

     MARK A. THOMAS. Mr. Thomas has been a director of the Company since November 20, 1999. From 1993 through October of 1996, he owned and operated a sole proprietorship in the telecommunications business in Loveland, Colorado. Since November of 1996, he has been employed by NCG, a telecommunications business in Loveland, Colorado. He presently serves as its Vice President.

     ROBERT J. PRATT. Mr. Pratt is the President and a director of Shopping Mall Online, Inc., a subsidiary of the Company, and a principal shareholder of the Company. Mr. Pratt is considered to be a key employee of the Company. From 1992 to December of 1996 he was employed by Global Securities Corporation Inc., a securities broker-dealer as a registered representative. From December of 1996 to August of 1998 he was self-employed as a financial consultant in Vancouver, British Columbia. From August of 1998 to the present, he has been the President and owner of Integrity Capital, Inc., a venture capital and investor relations firm in Lynden, Washington.

     Section 16(a) Beneficial Ownership Reporting Compliance. Messrs. Lindsey, Kaiser and Thomas did not file their Form 3 reports within the 10-day period after becoming officers and/or directors of the Company. They were each also late in filing a Form 4 report within 10 days after acquiring a beneficial interest in shares of common stock of the Company. All three of these individuals are now current in their reports under Section 16(a).


ITEM 10.  EXECUTIVE COMPENSATION

     The Company's Board of Directors is presently reviewing the areas of management compensation and employment benefits. If the Company is successful in its efforts to obtain material financing (See ITEM 1 above), it may be anticipated that it will adopt a compensation and benefits package for employees and officers and directors. It is presently anticipated that officers' salaries will not exceed $75,000 each during the year 2000. On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who became a director and President of the Company on July 30, 1999. Under the agreement Mr. Lindsey is to devote his full working time and best efforts to develop revenues. The Agreement is for a two-year term ending December 31, 2000 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999 he had been paid $20,000 and the total accrued amount due to Mr. Lindsey was $40,000. The Company has issued its promissory note to Mr. Lindsey for this $40,000. The note is due December 31, 2000 and bears interest at the rate of 12% per annum. It is anticipated that this agreement will remain in place and accruals of or payments on the consulting fee continued, until the Company develops a salary compensation package for its officers at which time the agreement will be terminated.

     During 1999, the Company paid a consulting fee in the amount of $3,476.06 to Mr. Chuck Mullin, who was President of the Company for part of that year. During 1999 and before be became an officer and director of the Company in November, 1999, Gregory J. Kaiser performed consulting services for the Company. The Company compensated Mr. Kaiser for these services by issuing to him its promissory note for $9,820, due December 31, 2000 and bearing interest at 12% per annum.

     Other than the payment to Messrs. Lindsey and Mullin, the Company has not paid any cash salary or compensation to its officers and directors during or for the last fiscal year ending December 31, 1999, nor has the Company had any retirement, pension, profit-sharing or insurance or medical reimbursement plans for its Officers and Directors.

     For details of the issuance of a total of 530,000 shares of the Company's common stock to five individuals in November of 1999 and March of 2000 as compensation for their services as directors and/or officers. See ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS above.


ITEM II.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 24, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

  Title of        Name, Position(s) and Address                         Amount of Beneficial             Percentage of
   Class               of Beneficial Owner                                   Ownership                       Class
------------      -----------------------------                         ---------------------            -------------
Common Stock      Sam J. Lindsey, President and Director
                  3407 Riva Ridge Drive
                  Ft. Collins, Colorado 80526                                   400,000                       5.1%

                  Gregory J. Kaiser, Secretary and Director
                  P.O. Box 774104
                  Steamboat Springs, Colorado 80477                             100,000                       1.3%

                  Mark A. Thomas, Director
                  4519 W. 6th Street
                  Greenley, Colorado 80634                                       10,000                        .1%

                  All Officers and
                  Directors as a
                  Group (3 persons)                                             510,000                       6.6%

                  Sam J. Lindsey, Beneficial Shareholder
                  3407 Riva Ridge Drive
                  Ft. Collins, Colorado 80526                                   400,000                       5.1%

                  ProActive Corp., Beneficial Shareholder
                  6667 E. Dorado Avenue
                  Englewood, Colorado 80111                                     689,000                       8.9%

                  Bill Thomas, Beneficial Shareholder
                  937 East 7th Street
                  Loveland, Colorado 80537                                      500,000                       6.4%

                  Mach One Corp., Beneficial Shareholder
                  430 East 6th Street
                  Loveland, Colorado 80537                                      575,000                       7.4%




                  E.M.M. Company Trust, Beneficial Shareholder
                  22585 Seaver Court
                  Santa Clarita, California 91350                             1,560,000                       20%

                  Jerry Stiles, Beneficial Shareholder
                  1195 East Kistler Court
                  Denver, Colorado 80126                                        455,000                      5.9%

                  Robert Pratt, Beneficial Shareholder
                  185 Russet Avenue
                  Lynden, Washington 98264                                    2,400,000                     31.0%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a joint venture agreement with one of its former Directors, A.W. Hogan, for the marketing and administration of sales of certain identified locations and the division of profits after Dr. Hogan has recovered related costs.

     On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who became a director and President of the Company on July 30, 1999. Under the agreement Mr. Lindsey is to devote his full working time and best efforts to develop revenues. The agreement is for a two-year term ending December 31, 2000 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999 the total accrued amount due to Mr. Lindsey was $40,000. The Company has issued its promissory note to Mr. Lindsey for this $40,000. The note is due December 31, 2000 and bears interest at the rate of 12% per annum. It is anticipated that this agreement will remain in place and accruals of or payments on the consulting fee continued, until the Company develops salary compensation package for its officers at which time the agreement will be terminated. In addition to the accrual of the consulting fee to Mr. Lindsey, the Company on November 20, 1999, authorized the issuance of 400,000 shares to him of the common stock. As of March 24, 2000, these 400,000 shares constituted approximately 5.1% of the then outstanding common stock.

     On January 1, 1999, the Company entered into a consulting agreement with Mr. Bill Thomas under which he has and is to provide services to the Company. The agreement is for a term of two years ending December 31, 2000 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999, the total accrued amount due to Mr. Thomas was $40,000. The Company has issued its promissory note to Mr. Thomas for this $40,000. The note is due December 31, 2000 and bears interest at the rate of 12% per annum. This agreement also provides for the issuance to Mr. Thomas of 200,000 shares of common stock per year if certain business goals are met by the Company. On November 20, 1999, the Company authorized the issuance to Mr. Thomas of 500,000 shares of common stock as total stock compensation for all consulting services rendered and to be rendered under the agreement.

     On August 25, 1999, the Company entered into a consulting arrangement with ProActive Corporation under which ProActive has furnished services to the Company. On November 20, 1999 and March 14, 2000, the Company authorized the issuance of a total of 689,000 shares of its common stock to ProActive Corporation as compensation for these services. As of March 24, 2000, the 689,000 shares owned by ProActive Corporation constituted approximately 8.9% of its then outstanding common stock.

     On January 7, 2000, the Company entered into an Agreement and Plan of Reorganization with Shopping Mall Online, Inc., and Robert Pratt. Under this agreement the Company acquired 80% of the outstanding stock of Shopping Mall Online, Inc. in exchange for 2,400,000 shares of the Company's common stock. Mr. Pratt retained the ownership of the other 20% of the subsidiary. As of March 24, 2000 these 2,400,000 shares constituted approximately 31% of the Company's then outstanding common stock.

     For details of the lease by the Company of its office facilities in Loveland, Colorado from an entity owned by Bill Thomas, a principal shareholder of the Company, see ITEM 2 - DESCRIPTION OF PROERTY.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      EXHIBITS.

EXHIBIT
NUMBER                     DESCRIPTION                                        LOCATION
-------           ------------------------------              ----------------------------------------------
3(i).1            Articles of Incorporation                   Incorporated by Reference to Exhibit 2.1
                                                              to the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96.
                                                              1996 (No. 0-21275)

3(i).2            Articles of Merger (containing              Filed Herewith
                  Amendment to Articles of
                  Incorporation to change name)

3(ii).1           Bylaws                                      Incorporated by reference to Exhibit 2.2 to
                                                              the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96.
                                                              1996 (No. 0-21275)

3(ii).2           Amendment to Bylaws                         Filed Herewith

10.1              Lock-up Agreements by Company               Incorporated by reference to Exhibit 3.1 to
                  Shareholders                                the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96.
                                                              1996 (No. 0-21275)

10.2              Joint Venture Agreement with                Incorporated by reference to Exhibit 10-B of
                  A.W. Hogan                                  the Registrant's Form 8-K filed 6/2/98
                                                              1998 (No. 0-21275)

10.3              Form 8-K dated 6/2/98 Relative to           Incorporated by reference to Form 8-K filed
                  Business Combination with Links, Ltd.       on August 12, 1998
                                                              1998 (No. 021275)

10.4              Consulting Agreement dated 1/1/99           Incorporated by reference to Exhibit 10.2
                  Between Company and Advance                 to Form 10-QSB for period ended 6/1/99
                  Marketing Analysis                          filed on August 23, 1999
                                                              1999 (No. 021275)




10.5              Consulting Agreement dated 1/1/99           Incorporated by reference  to Exhibit 10.3 to
                  Between Company and Sam J. Lindsey          Form 10-QSB for period ended 6/1/99
                                                              filed on August 23, 1999
                                                              1999 (No. 021275)

10.6              Agreement and Plan of Reorganization        Incorporated by reference to Exhibit 10.1 to
                  dated 1/7/2000 Between Company and          Form 8-K filed on January 21, 2000
                  and Shopping Mall Online, Inc.

10.7              Stock Purchase and Subscription             Filed Herewith
                  Agreement Between Company and
                  The Reserve Foundation Trust

10.8              Promissory Note of Company to               Filed Herewith
                  The Reserve Foundation Trust

27.1              Financial Data Schedule                     Filed Herewith



         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SIGNATURE                    TITLE                               DATE

/s/ Sam J. Lindsey           President and Director              March 30, 2000
------------------------     (Principal Executive Officer)


/s/ Mark A Thomas            Director                            March 30, 2000
------------------------

/s/ Gregory J. Kaiser        Secretary and Director              March 30, 2000
------------------------     (Principal Financial and
                             Accounting Officer)