Form 10QSB
period 2000-03-31
ENTER TECH CORP
filed 2000-05-15
CIK 1021725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

 [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
          For the transition period from _____________ to _____________


Commission file number:  0-21275

                                ENTER TECH CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                          84-1349553
              ------                                          ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                  430 East 6th Street, Loveland, Colorado 80537
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 970-669-4918 *
                                 --------------
                           (Issuer's telephone number)
                             * This is a new number



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, the issuer had 12,783,000 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                ENTER TECH CORP.

                                   Form 10-QSB
                      For the Quarter Ended March 31, 2000


                                TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION.............................................................................1

   Item 1.  Financial Statements.........................................................................1
         Review Report of Independent Certified Public Accountant........................................1
         Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999......................................................................2
         Consolidated Statements of Operations, Three Months Ended
                  March 31, 2000 and March 31, 1999......................................................3
         Consolidated Statements of Cash Flows, Three Months Ended
                  March 31, 2000 and March 31, 1999......................................................4
         Notes to Consolidated Financial Statements......................................................5

   Item 2.  Plan of Operation............................................................................8

PART II-OTHER INFORMATION...............................................................................14

   Item 1.  Legal Proceedings...........................................................................14
   Item 2.  Changes in Securities.......................................................................14
   Item 5.  Other Information...........................................................................15
   Item 6.  Exhibits and Reports on Form 8-K............................................................16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying balance sheet of Enter Tech Corp. as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corp.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                                        /s/ SCHUMACHER & ASSOCIATES, INC.

                                        Schumacher & Associates, Inc.
                                        Certified Public Accountants
                                        2525 Fifteenth Street, Suite 3H
                                        Denver, Colorado 80211
May 10, 2000

                             ENTER TECH CORP.
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                     ASSETS

                                                             March 31       December 31
                                                                2000           1999
Current Assets
 Cash                                                       $    42,011    $          14
                                                            -----------    -------------
  Total Current Assets                                           42,011               14

Receivable, Wave Power                                           23,515               --
Equipment, net of accumulated
 depreciation of $1,229                                           6,963            7,373
                                                            -----------    -------------

  Total Assets                                              $    72,489    $       7,387
                                                            ===========    =============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                       $    52,171    $      35,512
     Stock compensation payable                                  23,700        1,103,574
     Customer deposits                                           60,000           60,000
     Related party payables                                     357,794          322,009
     Notes payable, other                                       115,806           15,806
                                                            -----------    -------------
  Total Current Liabilities                                     609,471        1,536,901
                                                            -----------    -------------

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          none issued and outstanding                                --               --
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          7,783,000 shares issued and
          outstanding                                               778              385
     Additional paid-in capital                               1,470,099          381,618
     Accumulated deficit                                     (2,007,859)      (1,911,517)
                                                            -----------    -------------
Total Stockholders' (Deficit)                                  (536,982)      (1,529,514)
                                                            -----------    -------------

Total Liabilities and
      Stockholders' (Deficit)                               $    72,489    $       7,387
                                                            ===========    =============

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                       Three Months    Three Months
                                           Ended          Ended
                                         March 31,       March 31,
                                           2000            1999
Revenues                               $         --    $         --
                                       ------------    ------------

Operating Expenses:
     Depreciation                               410              --
     Supplies                                    --             496
     Professional fees                       77,162          39,200
     Rent                                     4,500           2,700
     Stock issued for services                9,000              --
     Travel                                   2,572           2,255
     Telephone                                  863           2,009
     Other                                    1,835           2,103
                                       ------------    ------------
       Total Operating Expenses              96,342          48,763
                                       ------------    ------------

Net Loss                               $    (96,342)   $    (48,763)
                                       ============    ============

Per Share                              $       (.01)   $       (.01)
                                       ============    ============

Weighted Average Number
 of Shares Outstanding                    7,783,000       3,650,000
                                       ============    ============

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                           Three Months    Three Months
                                               Ended           Ended
                                             March 31,       March 31,
                                               2000            1999
Cash Flows Operating Activities:
     Net (loss)                            $    (96,342)   $    (48,763)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                 410              --
       Stock for services                         9,000              --
       Increase in receivable,
        Wave Power                              (23,515)             --
       Increase in accounts payable
        and accrued expenses                     16,659           1,575
                                           ------------    ------------

  Net Cash (Used in) Operating
   Activities                                   (93,788)        (47,188)
                                           ------------    ------------

Cash Flows from Investing
 Activities                                          --              --
                                           ------------    ------------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                       --              --
   Increase in notes payable                    100,000              --
   Increase in payable, related
    parties                                      35,785          47,188
                                           ------------    ------------
                                                135,785          47,188
                                           ------------    ------------

Increase in Cash                                 41,997              --
                                           ------------    ------------

Cash, Beginning of Period                            14              --
                                           ============    ============

Cash, End of Period                        $     42,011    $         --
                                           ============    ============

Interest Paid                              $         --    $         --
                                           ============    ============

Income Taxes Paid                          $         --    $         --
                                           ============    ============


    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORP.
                NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2000

(1) Condensed Financial Statements

The financial statements included herein have been prepared by Enter Tech Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto.

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

(2) Business Combination

On January 7, 2000, the Company entered into an agreement with Shopping Mall Online, Inc. and an individual whereby the Company acquired 80% of the outstanding common stock of Shopping Mall Online. The consideration for the acquisition was 2,400,000 shares of the Company's common stock. The agreement also provides that if for any reason the Company's common stock is not trading above a $1.00 bid price at the time the Rule 144 restrictive legend on the stock certificate for the 2,400,000 shares of the Company's common stock is removed, the Company will issue additional shares of its common stock to the individual. The value of the additional shares to be issued will be equal to the difference between $2.4 million and the value of the 2,400,000 shares of common stock issued under the agreement based on the then existing bid price. The business combination has been accounted for as a purchase. No goodwill has been recorded in the transaction because the former owner of Shopping Mall Online, Inc. now owns 31% of the Company. The 2,400,000 shares of common stock have been recorded at predecessor cost of Shopping Mall Online, Inc. All costs related to development of Shopping Mall Online, Inc. have been expensed.

The agreement also provides the voting rights with respect to the common stock of Shopping Mall Online will remain with the individual until the restrictive legend on the 2,400,000 shares of the Company's common stock is removed. If for any reason the Company is declared insolvent or files for bankruptcy protection after the date of the agreement until the restrictive legend on the Company's common stock is removed, Shopping Mall Online will have the right to rescind the agreement. Shopping Mall Online has the right under the agreement to appoint one person nominated by the individual to the board of directors of the

                                ENTER TECH CORP.
                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                                 March 31, 2000


(2) Business Combination, Continued


Company. Prior to the foregoing transaction, Shopping Mall Online was owned solely by this individual. This individual is also the principal owner of Integrity Capital, Inc. Integrity Capital provides investor relations services for the Company.

(3) Marketing and Administration of Sales Agreement

The Company has entered into an agreement with a previous director of the Company for the marketing and administration of sales through certain identified locations and the division of profits after the director has recovered related costs. The Company currently has orders for the purchase of thirty kiosk software vending units at $50,000 per unit from a previous director. The Company received $60,000 of deposits related to these orders. The Company is uncertain whether it will be able to deliver the units and it is not determinable at this time whether a refund will be required. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

(4) Stock Purchase and Subscription Agreement

On March 15, 2000, the Company signed a Stock Purchase and Subscription Agreement whereby the Reserve Foundation Trust ("trust") will purchase 6,000,000 restricted shares of the Company's common stock for $10,000,000 through a private placement, providing that all terms to the purchase agreement are fulfilled. According to the terms of the Stock Purchase and Subscription Agreement, the full transfer of funds would take place on May 1, 2000, provided that the Company must file its annual Form 10-K or 10-KSB for the year ending December 31, 1999, and complete the acquisition of WavePower, Inc. by May 1, 2000. Demand registration rights after January 2001 and piggyback registration rights are to be granted to the trust if the transaction closes. Upon signing the Stock Purchase and Subscription Agreement, the trust provided the Company with $50,000 in interim financing, which was subsequently increased to $100,000 at March 31, 2000. The debt is to be repaid from the final funding of the private placement.

(5) Litigation

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

                                ENTER TECH CORP.
                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                                 March 31, 2000


(6) Basis of Presentation - Going Concern

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

(7) Subsequent Events

The Company completed the acquisition of WavePower, Inc. on April 19, 2000. The Company issued certificates for the 5,000,000 shares of restricted common stock as described in the Plan of Reorganization and Acquisition of WavePower, Inc. The shares of restricted common stock that were issued to WavePower, Inc. increased the Company's outstanding shares of common stock to 12,783,000.

On April 10, 2000, the board of directors of the Company agreed to establish two voting trusts in which the Company would place 5,000,000 shares of the Company's preferred stock. The first trust will contain 3,000,000 preferred shares being held in reserve for the acquisition of WavePower, Inc. as outlined in the definitive agreement. The second trust will contain 2,000,000 preferred shares of Company stock that will be used for the benefit and distribution to the officers, directors and significant consultants to the Company with the option of a distribution of up to 1,000,000 of these preferred shares for additional compensation as they may, from time to time, come available to the Company. The president of the Company will retain sole voting rights for both trusts.

On May 4, 2000, the Reserve Foundation Trust indicated that they would go forward with the dispersal of funds as described in the Stock Purchase and Subscription Agreement. The Company has issued certificates for the 6,000,000 shares of restricted common stock in preparation for delivery once the funding is completed. The shares of restricted common stock issued to the Trust and to WavePower, Inc. bring the Company's issued common stock to 18,783,000. The interim financing the trust provided the Company in the amount of $250,000 is to be repaid in full as per the terms of the Stock Purchase and Subscription agreement on or before May 22, 2000.

Litigation against the Company has been threatened during May, 2000 by a corporation which alleges that the Company has not fulfilled an agreement to issue 1,000,000 shares of the Company's common stock in consideration of the waiver of any rights by the corporation or affiliated entities to acquire WavePower, Inc., which the Company acquired on April 19, 2000. The Company is of the view that the conditions precedent to the issuance of such stock were not fulfilled and that the agreement was repudiated. The Company intends to contest any claims. Due to the preliminary stage of the matter, the ultimate resolution of this contingency cannot presently be determined.

ITEM 2. PLAN OF OPERATION.

         The following discussion of our plan of operation should be read together with the financial statements and the related notes in Item 1 of Part I above. As discussed in the notes to the financial statements, there are circumstances which indicate that Enter Tech may be unable to continue as a going concern. We cannot assure you that our plans in that regard will be successful and that we will be able to continue as a going concern.

OVERVIEW

         Enter Tech is a development stage company formed in July 1996 and we have not yet generated revenues from our planned principle operations. Since Enter Tech's acquisition in June 1998 of Links Ltd., also a development stage company, we have focused on attempting to develop a prototype kiosk, or vending machine, through which Links had previously planned to market computer software, music and possibly digital video products stored on disks or computer hard drives. Enter Tech has not yet been successful in developing on its own a commercially feasible prototype of the proposed kiosk and we have continued to evaluate the alternative of acquiring a company which has already developed a similar kiosk concept. We have also recently focused on a strategy of acquiring other companies with proprietary technology or strategic relationships which would complement the kiosk concept, including e-commerce companies which could ultimately lead to the kiosk products being available through internet access.

RECENT SIGNIFICANT EVENTS

         Shopping Mall Online Acquisition

         On January 7, 2000, Enter Tech acquired 80% of the outstanding common stock of Shopping Mall Online, Inc., a development stage company, in exchange for the issuance of 2,400,000 restricted shares of Enter Tech common stock. Under the acquisition agreement, if Enter Tech's common stock is not publicly trading at a bid price above $1 per share when the stock transfer restrictions are removed for the initial 2,400,000 shares pursuant to Rule 144 under the Securities Act of 1933, Enter Tech must issue additional shares of its common stock. The number of additional shares that may be issued are to be based on a value of those shares equal to the difference between $2,400,000 and the value of the original 2,400,000 shares of common stock at the time the stock transfer restrictions are removed. If at any time while the stock transfer restrictions under Rule 144 are in effect for the shares Enter Tech is declared insolvent or files for bankruptcy protection, Shopping Mall Online has the right to rescind the acquisition agreement.

         Shopping Mall Online intends to provide web-hosting services and provide exposure to businesses for both consumer and business-to-business e-commerce activity. Shopping Mall Online also plans to act as an aggregate site for advertising, promotional and co-branding activities in connection with the placement of interactive kiosks in venues that support heavy traffic and exposure. We anticipate these venues will include regional shopping centers, community retail centers, airports, and other large retail outlets. We anticipate Shopping Mall Online will generate revenues from hosting, banner advertisements and a percentage of sales from customers.

         WavePower Acquisition

         On April 19, 2000, Enter Tech acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for the issuance of 5,000,000 restricted shares of Enter Tech common stock. In addition, Enter Tech agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower in the event that certain performance objectives related to future gross income and net pre-tax profit of WavePower are met. The additional 3,000,000 shares of preferred stock would be issued through exercise of an option to purchase the preferred stock, contingent on meeting the performance objectives, and would be convertible into shares of Enter Tech common stock at the rate of 2 shares of common stock for each share of preferred stock. The agreement also contemplates that the remaining 2,000,000 authorized shares of Enter Tech preferred stock may be issued to the existing members of Enter Tech management and a significant consultant.

         WavePower plans to become an application service provider and is in the process of developing a network which moves traditional computer applications out of the conventional personal computer and onto a central network. WavePower intends that users will then be able to freely access all of the power, applications and connectivity of a series of networked computers from their own individual terminal.

         Agreement for $10 Million Equity Financing

         On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Reserve Foundation Trust under which the trust is to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. These funds had not yet been received by Enter Tech as of May 15, 2000. Although Enter Tech has issued stock certificates for the 6,000,000 shares of common stock to be purchased by the trust, these stock certificates are being held for delivery until the trust funds the stock purchase amount of $10 million. Enter Tech currently believes that the $10 million equity funding will occur on or about May 22, 2000, at which time the interim debt financing is to be repaid. However, we cannot assure you that the financing will be completed.

DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

         Our current plan of operation for the next 12 months primarily involves the development of our kiosk technology, pursuit of Shopping Mall Online's web-hosting and interactive kiosk placement in shopping malls and other retail outlets, and continued development of WavePower's application service provider network. We plan to devote substantial time and resources to integrating these various business models.

         In addition, we intend to pursue potential acquisitions or other strategic alliances with suitable kiosk concept or e-commerce companies. We have not established a specific level of revenues, earnings or assets below which we would not consider a potential target company for an acquisition or alliance. Moreover, we may identify an attractive target company which may currently be generating losses but which we believe has a promising business plan. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing this strategy, we cannot assure you that any acquisition or alliance will be successful or that we will achieve the expected benefits from the transaction.

         For us to continue to attempt to develop our plan of a kiosk through which to market computer software, music and possibly digital video products, we will need to construct a new prototype kiosk and have that prototype tested before we are able to begin marketing and production of these kiosks. We have in the past used software and hardware developed by third parties to construct prototypes of kiosks and we anticipate any future prototypes will also be developed by third parties. We anticipate that we will develop a prototype kiosk and begin construction of units during the next 12 to 18 months. However, we cannot assure you that we will ever be able to develop a commercially successful kiosk.

         We are currently involved in negotiations with several major mall developers and retailers who have expressed an interest in the branding and marketing strategies of Shopping Mall Online and the deployment of the kiosk technology and concept. One such group has expressed interest in a beta-test of the kiosk in combination with Shopping Mall Online in a currently undetermined number of malls in the U.S. and Canada. However, we cannot assure you that any such partnerships or relationships with mall developers or retailers will be established.

         We plan to identify any number of merger candidates that may be brought to our attention through our present associations. We plan to evaluate the candidates using broad criteria. We expect that negotiations with a target company will focus on the percentage of our common stock, as computed following a merger or acquisition, that the target company's stockholders would receive for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood experience dilution in their interest in us following any merger or acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, Enter Tech had $42,011 in cash, including cash supplied from the interim debt financing by Reserve Foundation Trust discussed above, and current liabilities of $609,471. This represented a working capital deficit of $(567,460).

         As of March 31, 2000, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

         If completed, the Reserve Foundation Trust private placement financing is expected to provide Enter Tech with funds to continue the process of developing the prototype kiosk machine concept within the next 12 months. However, Enter Tech will be required to completely reconstruct an entirely new prototype of the kiosk based upon its concept of the kiosk. Some engineering work has been done to design plans for the components and software to be used in the kiosks, but it is likely that a portion or all of the engineering done to date will need to be completely updated or redone.

         Enter Tech is also continuing to evaluate the option of acquiring a "kiosk company" which has already developed some or all of the concepts conceived by Enter Tech. As this development or acquisition strategy proceeds, Enter Tech is anticipating the possibility of licensing this technology in foreign countries. We cannot assure you that any commercially favorable relationships with prospective licensees will be established. If the kiosk concept can be developed, additional employees will be needed based upon the development schedule of the kiosk. If a "kiosk company" is acquired Enter Tech will be required to evaluate the need of any current or potential employees of the "kiosk company."

         If the kiosk concept is developed by Enter Tech as conceived, Enter Tech currently plans to have the product manufactured on a contract basis with a third party manufacturer. Therefore, Enter Tech does not plan to acquire significant additional plant and equipment for the purpose of manufacturing the kiosk. No assurances can be made as to if the kiosk concept will ever be fully developed or if a "kiosk company" can be acquired. There is no assurance that the kiosks will function as planned if Enter Tech is able to develop the kiosks, or acquire a "kiosk company", or be manufactured at a unit cost commercially favorable to Enter Tech. We cannot assure you that Enter Tech will be able to generate any revenues from sales or that any sales will be made of kiosks or from kiosk vending operations.

         Provided the private placement funding is completed, it is anticipated that the funds should also be able to finance the operations of Shopping Mall Online, Inc. for the next 12 months. Shopping Mall Online is anticipated to provide web hosting services and e-commerce activity. It is expected that Shopping Mall Online is to combine their branding and marketing strategies with the kiosk concept and potentially market to major mall developers and retailers. It is anticipated that Shopping Mall Online will require additional employees to develop the systems and has committed to hire two full time people, one as President and the other as Director of Operations. Additional employees will be required as Managers of Business Development, Technology and Systems Administration and Sales. Additional operational personnel will be required within each department. Enter Tech currently has 11 employees, and plans to hire an additional 4 employees by June 30, 2000 and an additional 10 employees by December 31, 2000.

         Approximately 2,600 square feet of office space is expected to be needed this year as is significant server computers and communication backbone to host the web sites and provide adequate access to the online mall. It is anticipated that Shopping Mall Online will license an established e-commerce application software package from a reputable third party, but this does not preclude the possibility that modifications and independent research or development could be needed. There is no assurance that Shopping Mall Online will become a viable business or generate any revenues from the activities it plans to undertake. Online shopping is crowded with many vendors and there is nothing to prevent any other person or company from pursuing this potential line of business. It is possible that the WavePower acquisition could provide a compatible synergy to the efforts of Shopping Mall Online, Inc. and any kiosk development by Enter Tech or "kiosk company" Enter Tech may contemplate acquiring due to the technology developed by WavePower.

         WavePower's technology could enhance the kiosk operational design. The acquisition of Wave Power may enhance the effectiveness of Shopping Mall Online's commerce activity and vice versa. Additional employees will be required to continue the development process of WavePower, most of whom are expected to be technical professionals.

         Enter Tech anticipates that with the private placement funds, we will be able to finance WavePower to continue operations and develop the infrastructure needed to generate revenue, however it is the intention of Enter Tech to aggressively identify other sources of capital for development of Enter Tech and all of its subsidiaries as is necessary for continued operation and to generate revenues.

         We are currently evaluating the projected capital needs for the development of the kiosk and for the operation of Shopping Mall Online and WavePower. Although we believe that the recent $10 million equity financing, if it is completed, will be sufficient for our cash requirements for the next 12 months, we cannot assure you that we will not need additional funds to fully and successfully implement our strategy.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements that involve risks and uncertainties. All statements included in this report, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. These forward-looking statements include statements about:

         o The future anticipated direction of the high technology and e-commerce industries,

         o The pending $10 million equity financing from the Reserve Foundation Trust,

         o  Planned acquisitions of operating companies,

         o Plans for development, expansion and integration of companies which have been acquired,

         o  Planned capital and operating expenditures,

         o  Future funding sources,

         o  Anticipated revenues and sales growth, and

         o  Overall business strategies.

         These forward-looking statements are subject to a number of assumptions, risks and uncertainties, including such factors as:

         o Technological developments and consumer preferences in the high technology and e-commerce industries,

         o The risk that the pending $10 million equity financing from the Reserve Foundation Trust may not be completed,

         o Expected benefits from development, expansion and integration of acquired companies,

         o  Competition in the markets for our planned businesses,

         o  The availability of adequate financing,

         o  Dependence on existing management, and

         o  Changes in laws or regulations affecting our plan of operation.

         We caution you that our forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied by the forward-looking statements.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Except as set forth herein the Company is not a party to any material pending legal proceedings; nor are any such proceedings involving the Company contemplated by a governmental authority to the knowledge of the Company.

         On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles, a/k/a Gerald C. Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County, Colorado. The Company requests that: 1) the Court rescinds the contract; and 2) awards the Company damages to be determined at trial. On April 4, 2000, Mr. Stiles filed an answer/counterclaim against the Company that claimed: 1) breach of contract on the Company's part; 2) unpaid compensation; 3) damages for unpaid compensation;
4) damages under the Colorado Securities Act; and 5) fraudulent misrepresentation and non-disclosure to be proven at trial.

ITEM 2.  CHANGES IN SECURITIES.

         RECENT SALES OF UNREGISTERED SECURITIES

         For the period January 1, 2000 through May 11, 2000, Enter Tech issued the following securities without registration under the Securities Act of 1933.

         1. On January 7, 2000, Enter Tech issued 2,400,000 shares of common stock to Robert J. Pratt to acquire Shopping Mall Online, Inc. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         2. On March 20, 2000, Enter Tech issued 10,000 shares of common stock to Mark A. Thomas, as compensation for Mr. Thomas acting as an Enter Tech director. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         3. On April 19, 2000, Enter Tech issued 5,000,000 shares of common stock and an option to purchase 3,000,000 shares of preferred stock to Vernon Kendrick in exchange for 80% of the outstanding shares of common stock of WavePower, Inc. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         The facts relied on to make the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 available for the sales of securities discussed in paragraphs 1 through 3 above were:

         o  the limited number of purchasers,

         o  the sophistication or accreditation of the purchasers,

         o  their access to material information about Enter Tech,

         o  the information furnished to them by Enter Tech,

         o  the absence of any general solicitation or advertising, and

         o restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.


ITEM 5. OTHER INFORMATION.

         Enter Tech is providing the following information in lieu of filing a separate current report on Form 8-K for information required by Items 2 and 7 thereunder.

         On April 19, 2000, Enter Tech acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for the issuance to Vernon C. Kendrick of 5,000,000 restricted shares of Enter Tech common stock. In addition, Enter Tech agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower in the event that certain performance objectives related to future gross income and net pre-tax profit of WavePower are met. The additional 3,000,000 shares of preferred stock would be issued through exercise of an option to purchase the preferred stock, contingent on meeting the performance objectives, and would be convertible into shares of Enter Tech common stock at the rate of 2 shares of common stock for each share of preferred stock. The agreement also contemplates that the remaining 2,000,000 authorized shares of Enter Tech preferred stock may be issued to the existing members of Enter Tech management and a significant consultant.

         The financial statements of WavePower and pro forma financial information giving effect to the acquisition of WavePower called for by Item 7 of the Form 8-K are not included in this report. Enter Tech plans to file those financial statements and pro forma financial information by an amendment to this report within 60 days after the date that the original report on Form 8-K was due.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following Exhibits are furnished as part of this report:

Exhibit 2.1 Reorganization Agreement dated April 19, 2000 among Enter Tech Corporation, WavePower, Inc. and Vernon C. Kendrick.*

Exhibit 10.1 Employment Agreement among Vernon C. Kendrick, Enter Tech Corporation and WavePower, Inc.*

Exhibit 27.1     Financial Data Schedule.*

*   Filed herewith.


         (a) Reports on Form 8-K.

         We filed one current report on Form 8-K during the quarter ended March 31, 2000. We filed a Form 8-K reporting under Item 2 the acquisition of Shopping Mall Online, Inc. on January 7, 2000. The financial statements related to our acquisition of Shopping Mall Online were filed with our amended current report on Form 8-K/A on March 29, 2000, which also reported under item 5 the signing of a conditional subscription agreement for the private placement of 6,000,000 shares of common stock for $10,000,000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2000                       ENTER TECH CORP.


                                            By: /s/ SAM LINDSEY
                                                ----------------------------
                                                Sam Lindsey, President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                              DESCRIPTION
------------                          -----------
        2.1      Reorganization Agreement dated April 19, 2000 among Enter Tech
                 Corporation, WavePower, Inc. and Vernon C. Kendrick.*

        10.1     Employment Agreement among Vernon C. Kendrick, Enter Tech
                 Corporation and WavePower, Inc.*

        27.1     Financial Data Schedule.*

*   Filed herewith.