Form 10QSB
period 2000-06-30
ENTER TECH CORP
filed 2000-08-21
CIK 1021725

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                       Commission File Number: 0-21241

                              ENTER TECH CORPORATION
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

                            Yes X             No___

As of June 30, 2000, 21,908,000 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                             ENTER TECH CORPORATION

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                           3

               Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999                         4

               Consolidated Statements of Operations,
                 Three Months Ended June 30, 2000 and
                 June 30, 1999                                               5

               Consolidated Statements of Operations,
                 Six Months Ended June 30, 2000 and
                 June 30, 1999                                               6

               Consolidated Statements of Cash Flows,
                 Six Months Ended June 30, 2000 and
                 June 30, 1999                                               7

               Notes to Consolidated Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                 10

Part II.  Other Information                                                 11

     Item 1.   Legal Proceedings.

     Item 2.   Changes in Securities.

     Item 3.   Defaults upon Senior Securities.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     Item 5.   Other Information.

     Item 6.   Exhibits and Reports on Form 8-K.

                         PART I. FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying balance sheet of Enter Tech Corporation as of June 30, 2000, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


                                        /S/ Schumacher & Associates, Inc.
                                        Schumacher & Associates, Inc.
                                        Certified Public Accountants
                                        2525 Fifteenth Street, Suite 3H
                                        Denver, Colorado 80211
August 11, 2000

                          ENTER TECH CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                       June 30      December 31
                                                         2000          1999
                                                     -----------    -----------
Current Assets
 Cash                                                $    92,526    $       14
                                                     -----------    ----------
  Total Current Assets                                    92,526            14

Note receivable, related party                             4,173             -
Equipment, net of accumulated
 depreciation of $4,979                                   98,536         7,373
Deferred offering costs                                  100,000             -
Other                                                      4,979             -
                                                     -----------    ----------

  Total Assets                                       $   300,214    $    7,387
                                                     ===========    ==========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                $    82,008    $   35,512
     Stock compensation payable                          201,825     1,103,574
     Customer deposits                                    60,000        60,000
     Related party payables                              354,151       322,009
     Notes payable, other                                250,000        15,806
                                                     -----------    ----------
  Total Current Liabilities                              947,984     1,536,901
                                                     -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10 and 11)                            -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                   100             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          21,908,000 shares issued and
          outstanding                                       2,191           385
     Additional paid-in capital                        17,028,059       381,618
     Stock subscriptions receivable,
      cash                                             (9,400,000)            -
     Stock subscriptions receivable,
      services                                         (5,100,064)            -
     Accumulated deficit                               (3,178,056)   (1,911,517)
                                                      -----------    ----------
Total Stockholders' (Deficit)                            (647,770)   (1,529,514)
                                                      -----------    ----------

Total Liabilities and
      Stockholders' (Deficit)                         $   300,214    $    7,387
                                                      ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                               Three Months       Three Months
                                                  Ended               Ended
                                                 June 30,            June 30,
                                                   2000                1999
                                               ------------       ------------

Revenues                                        $         -        $         -
                                                -----------        -----------

Operating Expenses:
     Salaries                                       129,943                  -
     Depreciation                                     3,750                  -
     Professional fees                              208,627             40,150
     Rent                                            28,632              4,350
     Stock issued for services                      608,998                  -
     Travel                                          64,944             11,412
     Telephone                                       10,559              1,508
     Sales promotion                                      -             20,500
     Other                                          114,744              5,062
                                                -----------        -----------
       Total Operating Expenses                   1,170,197             82,982
                                                -----------        -----------

Net Loss to Common Shareholders                 $(1,170,197)       $   (82,982)
                                                ===========        ===========

Net Loss Per Common Share                       $      (.08)       $      (.02)
                                                ===========        ===========

Weighted Average Number
 of Shares Outstanding                           15,346,333          3,650,000
                                                ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Six Months          Six Months
                                                  Ended               Ended
                                                 June 30,            June 30,
                                                   2000                1999
                                               -----------         -----------


Revenues                                       $         -         $         -
                                               -----------         -----------

Operating Expenses:
     Salaries                                      129,943                  -
     Depreciation                                    4,160                  -
     Professional fees                             285,789             79,350
     Rent                                           33,132              7,050
     Stock issued for services                     617,998                  -
     Travel                                         67,516             13,666
     Telephone                                      11,422              3,517
     Sales promotion                                     -             20,500
     Other                                         116,579              7,662
                                               -----------        -----------
       Total Operating Expenses                  1,266,539            131,745
                                               -----------        -----------

Net Loss to Common Stockholders                $(1,266,539)       $  (131,745)
                                               ===========        ===========

Net Loss Per Common Share                      $      (.09)       $      (.04)
                                               ===========        ===========

Weighted Average Number
 of Shares Outstanding                          14,435,333          3,650,000
                                               ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     June 30,         June 30,
                                                       2000             1999
                                                    ----------       ----------
Cash Flows Operating Activities:
     Net (loss)                                    $(1,266,539)      $ (131,745)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                      4,160                -
       Stock for services                              617,998                -
       (Increase) in note receivable
        related party                                   (4,173)               -
       Increase in accounts payable
        and accrued expenses                            46,496            2,375
       Other                                           (12,239)               -
                                                   -----------       ----------
  Net Cash (Used in) Operating
   Activities                                         (614,297)        (129,370)
                                                   -----------       ----------
Cash Flows from Investing
 Activities
      (Investment) in equipment                        (59,527)          (5,092)
      Deferred offering costs                         (100,000)               -
                                                   -----------       ----------

  Net Cash (Used in) Investing
   Activities                                         (159,527)          (5,092)
                                                   -----------       ----------
Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                        600,000                 -
   Increase in notes payable                          234,194                 -
   Increase in payable, related
    parties                                            32,142           134,462
                                                   ----------        ----------
  Net Cash Provided by Financing
   Activities                                         866,336           134,462
                                                   ----------        ----------
Increase in Cash                                       92,512                 -
                                                   ----------        ----------
Cash, Beginning of Period                          $       14        $        -
                                                   ==========        ==========
Cash, End of Period                                $   92,526        $        -
                                                   ==========        ==========
Interest Paid                                      $       62        $        -
                                                   ==========        ==========
Income Taxes Paid                                  $        -        $        -
                                                   ==========        ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------

The financial statements included herein have been prepared by Enter Tech Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto.

While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Enter Tech Corporation later in the year.

The management of Enter Tech Corporation believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2)      Business Combinations
         ---------------------

On January 7, 2000, the Company entered into an agreement with Shopping Mall Online, Inc. and an individual whereby the Company acquired 80% of the outstanding common stock of Shopping Mall Online. The consideration for the acquisition was 2,400,000 shares of the Company's common stock. The agreement also provides that if for any reason the Company's common stock is not trading above a $1.00 bid price at the time the Rule 144 restrictive legend on the stock certificate for the 2,400,000 shares of the Company's common stock is removed, the Company will issue additional shares of its common stock to the individual. The value of the additional shares to be issued will be equal to the difference between $2.4 million and the value of the 2,400,000 shares of common stock issued under the agreement based on the then existing bid price. The business combination has been accounted for as a purchase. No goodwill has been recorded in the transaction because the former owner of Shopping Mall Online, Inc. now owns 31% of the Company. The 2,400,000 shares of common stock have been recorded at predecessor cost of Shopping Mall Online, Inc. All costs related to development of Shopping Mall Online, Inc. have been expensed.
The agreement also provides the voting rights with respect to the common stock of Shopping Mall Online will remain with the individual until the restrictive legend on the 2,400,000 shares of the Company's common stock is removed. If for any reason the Company is declared insolvent or files for bankruptcy protection after the date of the agreement until the restrictive legend on the Company's common stock is removed, Shopping Mall Online will have the right to rescind the agreement. Shopping Mall Online has the right under the agreement to appoint one person nominated by the individual to the board of directors of the Company.

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)

(2)      Business Combinations, continued
         --------------------------------

Prior to the foregoing transaction, Shopping Mall Online was owned solely by this individual. This individual is also the principal owner of Integrity Capital, Inc. Integrity Capital provides investor relations services for the Company.

On April 19, 2000, the Company acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for 5,000,000 restricted shares of the Company's common stock under an Acquisition Agreement. In addition, the Company agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower, Inc. These shares would be issued upon exercise of an option to be granted to the shareholder. The option would provide:

     (a)  For a three year term ending April 30, 2003;
     (b)  For an exercise price of $.001 per share;
     (c) For the exercise of up to 1,000,000 shares during each of the following periods during the term of the employment agreement with the option holder: 12th and 13th months, 24th and 25th months, and 35th and 36th months. The option further provides that its exercise of the stated amounts during the respective periods is further conditioned upon WavePower, Inc. meeting stated amounts of net pre tax profits. The acquisition agreement also provides that The remaining 2,000,000 authorized shares of the Company's preferred stock may be issued to the existing member of the Company's management and significant consultants.

The 5,000,000 shares of restricted common stock that were issued to WavePower, Inc. increased the Company's outstanding shares of common stock to 12,783,000. The transaction was recorded at predecessor cost since the 5,000,000 shares were approximately 39% of the Company's total issued and outstanding shares of common stock.

(3)      Marketing and Administration of Sales Agreement
         -----------------------------------------------

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)

(4)      Basis of Presentation - Going Concern
         -------------------------------------

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

(5)      Preferred Stock
         ---------------

On April 10, 2000, the board of directors of the Company agreed to establish two voting trusts in which the Company would place 5,000,000 shares of the Company's preferred stock. The first trust will contain 3,000,000 preferred shares being held in reserve for the acquisition of WavePower, Inc. as outlined in the definitive agreement. The second trust will contain 2,000,000 preferred shares of Company stock that will be used for the benefit and distribution to the officers, directors and significant consultants to the Company with the option of a distribution of up to 1,000,000 of these preferred shares for additional compensation as they may, from time to time, come available to the Company. As of June 30, 2000, these 1,000,000 preferred shares were issued to two directors and a consultant of the Company. The president of the Company will retain sole voting rights for both trusts.

The 5,000,000 shares of preferred stock has the following rights, privileges and limitations:

     (a) It has a liquidation preference to receive any distributions in liquidation of the Company up to the amount of $0.10 per share, but does not participate in any additional distributions,
     (b) It has the right to vote five votes per share on all issues considered by the shareholders,
     (c) It is convertible into two shares of common stock for each share of preferred, and
     (d) It is callable by the Company upon 30 days written notice at $.001 per share, provided that the holder may convert the preferred into common stock during the 30-day period.

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)

(6)      Equity Financing Agreement
         --------------------------

On March 15, 2000, the Company entered into a stock purchase and subscription agreement with the Reserve Foundation Trust, whereby the trust is to purchase 6,000,000 restricted shares of the Company's common stock in exchange for $10,000,000. When the agreement was signed the trust provided the Company with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. The interim financing the trust provided the Company in the amount of $250,000 is to be repaid in full as per the terms of the Stock Purchase and Subscription agreement on or before May 15, 2000. As of June 30, 2000, the Company has not paid this debt.

On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10,000,000 in funds to the Company. As of June 12, 2000, $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of the Company met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, the Company instructed corporate counsel to prepare to take whatever action it deemed is appropriate and in the best interest of the Company. As of August 11, 2000, counsel had not yet taken action on the matter. The Company has issued stock certificates for the 6,000,000 shares of common stock to be purchased by the Trust. These stock certificates are being held for delivery until the Trust funds the entire stock purchase amount of $10,000,000. The Company has recorded remaining $9,400,000 to be collected as subscriptions receivable-cash at June 30, 2000.

(7)      Litigation
         ----------

Litigation against the Company has been threatened during May, 2000 by a corporation which alleges that the Company has not fulfilled an agreement to issue 1,000,000 shares of the Company's common stock in consideration of the waiver of any rights by the corporation or affiliated entities to acquire WavePower, Inc., which the Company acquired on April 19, 2000. The Company is of the view that the conditions precedent to the issuance of such stock were not fulfilled and that the agreement was repudiated. The Company filed an answer to the complaint on June 29, 2000. Due to the preliminary stage of the matter, the ultimate resolution of this contingency cannot presently be determined.

(8)      Litigation- Former Officer
         --------------------------

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)

(9)      Employment/Consulting Contracts
         -------------------------------

On April 15, 2000. the Company renewed a consulting agreement with a director of the Company, whereby the director will receive $10,000 and various executive benefits per month for a period of three years.

Also on April 15, 2000, the Company renewed a consulting agreement with an individual, whereby the individual will receive $10,000 and various executive benefits per month for a period of three years.

Also on April 15, 2000, the Company entered into an agreement with a financial management company, whereby the entity will manage all of its funds. The Company has applied to this entity for a private placement not to exceed the principal sum of $10,000,000. Under the agreement, the Company shall pay $30,000 as a refundable deposit plus 10% of the amount of capital raised or interest earned for the Company. As of June 30, 2000, the Company has paid $100,000 in fees to this entity and has accounted for this amount as deferred offering costs. Deferred offering costs will be charged against the proceeds of the offering if successful. The offering costs will be expensed if the offering is not successful.

On April 19, 2000, the Company entered into an employment agreement with the president of WavePower, whereby the president will receive $104,000 and various executive benefits per year for a period of three years.

In May 2000, the Company's subsidiary WavePower entered into an employment agreement with its vice president, whereby the vice president will receive $98,000 and various executive benefits per year for a period of three years.

On May 22, 2000, the Company entered into an employment agreement with an individual engaged as President of the Company, whereby the President will receive $9,000 and various executive benefits per month for a period of three years.

Also on May 22, 2000, the Company entered into an employment agreement with an individual to be director of business development, whereby this individual will receive 25,000 restricted shares of the Company and monthly compensation as follows:

         March - May 2000                            $5,000
         June - August 2000                           6,000
         September - November 2000                    7,000
         December 2000 - February 2003                8,000

(10)     Marketing and Other Services Agreements
         ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $173,373 to an expense representing the services performed as of June 30, 2000.

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              June 30, 2000
                               (Unaudited)

(11)     Subsequent Event
         ----------------

On July 1, 2000, the Company entered into a lease agreement to pay $3,000 per month for new office space. The agreement is for a term of five years and commences in September 2000.

     During July 2000, Enter Tech was not able to meet payroll and payroll taxes due to the Funding problems reported by the Reserve Foundation Trust. The Company's employees in general have agreed to an option of being paid minimum wage in cash and the remainder of their salaries being issued in S-8 stock. The Company intends to issue S-8 stock once counsel has given its opinion on the matter and a Registration Statement on Form S-8 is filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The following discussion of our plan of operation should be read together with the financial statements and the related notes in Item 1 of Part I above. As discussed in the notes to the financial statements, there are circumstances that indicate that Enter Tech may be unable to continue as a going concern. We cannot assure you that our plans in that regard will be successful and that we will be able to continue as a going concern.

OVERVIEW

     Enter Tech is a development stage company formed in July 1996 and we have not yet generated revenues from our planned principle operations. Since Enter Tech's acquisition in June 1998 of Links Ltd., also a development stage company, we have focused on attempting to develop a prototype kiosk, or vending machine, through which Links had previously planned to market computer software, music and possibly digital video products stored on disks or computer hard drives. Enter Tech has not yet been successful in developing a commercially feasible prototype of the proposed kiosk and the company has continued to evaluate the alternative of acquiring or creating a strategic relationship with a company which has already developed a similar kiosk concept. We have identified a potential strategic partnership with a company that has developed a similar kiosk and are in the process of defining the terms of a joint venture or licensing agreement. We continue to focus on a strategy of acquiring or creating strategic relationships with other companies with proprietary technology that will help the company meet its goal of providing the highest-level, best-quality delivery of information, entertainment, goods and services in a digital environment and will also compliment the kiosk concepts and e-commerce technologies of the company.

RECENT SIGNIFICANT EVENTS

WavePower Acquisition

     On April 19, 2000, Enter Tech acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for the issuance of 5,000,000 restricted shares of Enter Tech common stock under an "Acquisition Agreement". In addition, Enter Tech agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower. These shares would be issued upon exercise of an option to be granted to the shareholder. The option would provide:

     (i)  For a three year term ending April 30, 2003;

    (ii)  For and exercise price of $.001 per share;

   (iii) For the exercise of up to 1,000,000 shares during each of the following periods during the term of the employment agreement with the optionholder; 12th and 13th months, 24th and 25th months, and 35th and 36th months. The option further provides that its exercise of the stated amounts during the respective periods is further conditioned upon WavePower, Inc. meeting stated amounts of net pre-tax profits. The Acquisition Agreement also provides that the remaining 2,000,000 authorized shares of Enter Tech preferred stock may be issued to the existing members of Enter Tech management and significant consultants.

Preferred Stock

         The 5,000,000 shares of Preferred Stock has the following rights, privileges and limitations:

     (i) It has a liquidation preference to receive any distributions in liquidation of Enter Tech up to the amount of $0.10 per share, but does not participate in any additional distributions;

    (ii) It has the right to vote five votes per share on all issues considered by the shareholders;

   (iii) It is convertible into two shares of common stock for each share of preferred, and

    (iv) It is callable by Enter Tech upon 30 days written notice at $.001 per share; provided that the holder may convert the preferred into common stock during the 30-day period.

     WavePower plans to become an application service provider and is in the process of developing a network that moves traditional computer applications out of the conventional personal computer and onto a central network. WavePower intends that users will then be able to freely access all of the power, applications and connectivity of a series of networked computers from their own individual terminal. WavePower has finalized their Plan of Operation and are beginning to implement certain strategies.


Agreement for $10 Million Equity Financing

     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Reserve Foundation Trust under which the trust is to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of Enter Tech met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, Enter Tech instructed corporate counsel to prepare to take whatever action it deemed is appropriate and in the best interest of the Officers, Directors, Management, Employees and Shareholders of Enter Tech. As of August 11, 2000 counsel had not yet taken action on the matter. Enter Tech has issued stock certificates for the 6,000,000 shares of common stock to be purchased by the Trust. These stock certificates are being held for delivery until the Trust funds the entire stock purchase amount of $10 million.


Marketing Agreements

     On June 6, 2000, Enter Tech entered in agreements with a consortium of companies to facilitate development of markets and revenue sources, strategic development partners, business intelligence, investor relations and public relations efforts on a global basis. The company issued shares of restricted stock to the following in exchange for their promise to perform services of the described natures during the 12-18 month period following the execution of the agreements:

         Party                              Number of Shares           Nature of Services
         -----                              ----------------           ------------------
The Challenge Limited                       900,000 shares             Development of Latin American
                                                                       markets, strategic partners and
                                                                       affiliations

Profile Venture, Ltd.                       800,000 shares             Development of Pacific Rim
                                                                       Markets, strategic partners and
                                                                       Affiliations

Skyline Marketing Associates, Ltd.          825,000 shares             Developments of European
                                                                       Union markets, strategic
                                                                       Partners and affiliations

Wall Street Relations Group                 300,000 shares             Investor and Public Relations
                                                                       Services

California Business Intelligence, Inc.      300,000 shares             Business Information and
                                                                       Intelligence services


Lease of New Facilities

     On July 1, 2000 Enter Tech entered into a lease agreement to pay $3,000 per month for approximately 2,637 square feet of office space located at 1031 N. Lincoln Avenue, Loveland, Colorado for a term of 5 years. The company does not plan to occupy the space until September because of remodeling and infrastructure upgrades currently taking place.

     On July 21, 2000, Enter Tech was not able to meet payroll because of the Funding problems reported by the Reserve Foundation Trust. The Company began aggressively seeking other sources of funding to continue its operations while the issue with the Reserve Foundation Trust was solved or other substantial funding sources were found. As of August 11, 2000, Enter Tech had missed 2 payroll periods. In order to continue operations, the Company approached the employees with an option to be paid minimum wage in cash with the remainder of their salaries being issued in S-8 stock. Employees in general have agreed to this method of payment, pending counsel's review of its legality. The Company intends to issue S-8 stock once counsel has given its opinion in the matter and a Registration Statement on Form S-8 has been filed with the Securities and Exchange Commission.


DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

     Our current plan of operation for the next 12 months primarily involves the development of our kiosk technology, pursuit of Shopping Mall Online's (SMO) web-hosting and interactive kiosk placement in shopping malls and other retail outlets, and continued development of WavePower's application service provider network.

     Shopping Mall Online has defined the terms of an agreement for the placement of several kiosks in properties owned by a particular developer as part of a beta-test before portfolio-wide deployment. Additionally, this agreement outlines the terms for SMO to design and manage a developer-specific web site within the Shopping Mall Online web site for the portfolio properties. As of August 11, 2000, this agreement had not yet been finalized. SMO is also actively pursuing relationships with several other mall developers, consumer brands and retailers at this time. There is no certainty that any additional developers, retailers or consumer brands will enter into agreements with the SMO at this time.

     SMO has entered into agreement with Solo Search, Inc. to provide a software solution that will interface with the SMO website to facilitate on-line searches for sales information. The anticipated launch date for the new SMO web site is expected in the third quarter, 2000.

     In addition, SMO is pursuing potential strategic relationships with several companies that have created a kiosk concept suitable for the SMO marketing model. Some of those companies already have several mall developers under contract at this time. As of August 11, 2000, SMO has not finalized an agreement with any of these companies. The company cannot guarantee that an agreement will be reached nor can it rely on previous contracts and commitments made to that company. If no agreement is reached with these companies, SMO has already priced the anticipated design and building of several prototypes through a third-party vendor. If necessary, this vendor can complete the prototype, test it and finalize a commercial unit based on the SMO concept in approximately 90 days

         WavePower finalized their Plan of Operation as of June 26, 2000. Based on that plan, the company has begun final development of its software and services. WavePower has defined their initial target market as the hotel industry and are active in creating relationships at this time. They have also identified several strategic relationships that may expedite their time to market and have begun conversations about a mutually advantageous working agreement.

     Enter Tech Corporation has continued to develop our plan of a kiosk through which to market computer software, music and possibly digital video products. We have identified a company that has created a kiosk concept acceptable to the company and are negotiating terms for both a national and international joint marketing license. If such a license is completed, the company believes it may be able to bring a commercially viable kiosk to market within 12 months. In the event the license agreement does not transpire, the company may continue its efforts to develop a prototype However, we cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product.

     We plan to identify and investigate merger and acquisition candidates that may be brought to our attention through our present associations. We plan to evaluate the candidates using broad criteria. We expect that negotiations with a target company will focus on the percentage of our common stock, as computed following a merger or acquisition, that the target company's stockholders would receive for their share holdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood experience dilution in their interest in us following any merger or acquisition.

     We have not established a specific level of revenues, earnings or assets below which we would not consider a potential target company for an acquisition or alliance. Moreover, we may identify an attractive target company that may currently be generating losses but which we believe has a promising business plan. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing this strategy, we cannot assure you that any acquisition or alliance will be successful or that we will achieve the expected benefits from the transaction.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, Enter Tech had $92,526 in cash, and current liabilities of $947,984. This represented a working capital deficit of $855,458.

     As of June 30, 2000, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

     If completed, the Reserve Foundation Trust private placement financing is expected to provide Enter Tech with funds to continue the process of developing the kiosk concept, launching Shopping Mall Online and WavePower within the next 12 months. If the Trust private placement is not completed, or another source of substantial funding is not found, Enter Tech anticipates that it may not be able to maintain a development schedule that may still move the projects forward and Enter Tech will be dependent upon the acquisition of additional capital to fund its operations over the next 12-month period.

     Enter Tech is also continuing to evaluate the option of acquiring a "kiosk company" which has already developed some or all of the concepts conceived by Enter Tech. Such a company has been identified, but as mentioned previously, the company is more focused on creating an initial licensing agreement rather than acquisition at this time. As this strategy proceeds, Enter Tech is anticipating the possibility of licensing this technology in foreign countries. We cannot assure you that any commercially favorable relationships with prospective licensees will be established. If the kiosk concept can be developed, additional employees will be needed based upon the development schedule of the kiosk. If a "kiosk company" is acquired, Enter Tech will be required to evaluate the need of any current or potential employees of the "kiosk company." If a strategic relationship such as a licensing agreement is reached, the company will likely need minimal employee changes through the development of the project.

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

     Provided that the pending private placement financing is completed, it is anticipated that the funds should also be able to finance the operations of Shopping Mall Online, Inc. for the next 12 months. As of Aug 11, 2000 Shopping Mall Online has 9 personnel. Additional operational personnel will be required within each department. Enter Tech and its subsidiaries currently have 19 employees, and plan to hire an additional 10 employees by December 31, 2000.

     Shopping Mall Online has entered into a lease for approximately 4700 square feet of office space located at 914 Citadel Drive #B1, Everson, Washington for a period of two years commencing on June 1, 2000 in the amount of $2,700 per month. The space is anticipated to be sufficient to house server computers and the communication backbone to host the web sites and provide adequate access to the online mall. Shopping Mall Online is investigating a license agreement for an established e-commerce application software package from a reputable third party, but this does not preclude the possibility that modifications and independent research or development could be needed. In addition, Shopping Mall Online has licensed software from Solo Search, Inc., which is used to provide sales information and search capabilities for the Shoppingmallonline.com web site. There is no assurance that Shopping Mall Online will become a viable business or generate any revenues from the activities it plans to undertake. Online shopping is crowded with many vendors and there is nothing to prevent any other person or company from pursuing this potential line of business. It is possible that the WavePower acquisition could provide a compatible synergy to the efforts of Shopping Mall Online, Inc. and any kiosk development by Enter Tech or a "kiosk company" Enter Tech may contemplate acquiring or licensing due to the technology developed by WavePower.

     WavePower's technology could enhance the kiosk operational design. The acquisition of WavePower may enhance the effectiveness of Shopping Mall Online's commerce activity and vice versa. Additional employees will be required to continue the development process of WavePower, most of whom are expected to be technical professionals.

     Enter Tech anticipates that with the pending private placement funds, we will be able to finance WavePower to continue operations and develop the infrastructure needed to generate revenue, however it is the intention of Enter Tech to aggressively identify other sources of capital for development of Enter Tech and all of its subsidiaries as is necessary for continued operation and to generate revenues. IF the Reserve Foundation Trust funding is not completed in a timely manner, it is the opinion of management that Enter Tech will have to acquire additional capital to fund its operations during the next 12-month period.

     We are currently evaluating the projected capital needs for the development of the kiosk and for the operation of Shopping Mall Online and WavePower. Although we believe that the pending equity financing, if completed, will be sufficient for our cash requirements for the next 12 months, we cannot assure you that we will not need additional funds to fully and successfully implement our strategy.


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

     The future anticipated direction of the high technology and e-commerce industries,

     The pending $10 million equity financing from the Reserve Foundation Trust,

     Planned licensing agreements with operating companies

     Planned acquisitions of operating companies,

     Plans for development, expansion and integration of companies which have been acquired,

     Planned capital and operating expenditures,

     Future funding sources,

     Anticipated revenues and sales growth, and

     Overall business strategies.

     These forward-looking statements are subject to a number of assumptions, risks and uncertainties, including such factors as:

     Technological developments and consumer preferences in the high technology and e-commerce industries,

     The risk that the pending $10 million equity financing from the Reserve Foundation Trust may not be completed,

     Expected benefits from development, expansion and integration of acquired companies,

     Competition in the markets for our planned businesses,

     The availability of adequate financing,

     Dependence on existing management, and

     Changes in laws or regulations affecting our plan of operation.

     We caution you that our forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied by the forward-looking statements.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

     Except as set forth herein the Company is not a party to any material pending legal proceedings; nor are any such proceedings involving the Company contemplated by a governmental authority to the knowledge of the Company.

     On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles, a/k/a Gerald C. Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County, Colorado and Stiles answered with a counterclaim as described in the 10QSB filing for the period ending March 31, 2000. As of August 11, 2000, there has been no material change in the status of this suit.

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with 7 other defendants. The Claim against Enter Tech centers around payment with common stock for alleged services rendered to the company. The suit also collectively claims Fraud by Deceit, Breach of Contract, Promissory Estoppel, Wage claims, Breach of Contract with Respect to a Promissory Note, Securities Fraud in Violation of the Colorado Securities Act and Extreme Conduct Causing Emotional Distress. Matus is seeking actual damages, exemplary damages pursuant to C.R.S. 13-21-102, Special Damages, Interest, and reasonable attorneys' fees. Counsel representing the collective parties filed an answer to the complaint on June 29, 2000. The collective parties do not believe there is any factual basis to the claims for relief. As there has been no discovery to date and the case is its early stages, we cannot predict the outcome of this litigation at this time.


ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     For the period April 1, 2000 through August 18, 2000, Enter Tech issued the following securities without registration under the Securities Act of 1933.

     1. On April 19, 2000, Enter Tech issued 5,000,000 shares of common stock and an option to purchase 3,000,000 shares of preferred stock to Vernon Kendrick in exchange for 80% of the outstanding shares of common stock of WavePower, Inc. Enter Tech also agreed to issue to Mr. Kendrick an option to purchase up to 3,000,000 shares of preferred stock exercisable at $.001 per share if certain future economic performance standards are met by WavePower, Inc. See Item 2. of PART I above. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and
          (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities. Mr. Kendrick had full access to information on Enter Tech Corp. and its securities.

     2. On June 6, 2000, Enter Tech entered in agreements with a consortium of companies o facilitate development of markets and revenue sources, strategic development partners, business intelligence, investor relations and public relations efforts on a global basis. The company issued shares of restricted stock to the following in return for the promise of services to be rendered over the next 12-18 month period:

              The Challenge Limited - 900,000 shares
              Wall Street Relations Group - 300,000 shares
              California Business Intelligence, Inc.- 300,000 shares Profile Venture, Ltd. - 800,000 shares
              Skyline Marketing Associates, Ltd. - 825,000 shares

     These shares were issued to the five organizations for promises to perform for services rendered to the Company. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were acquired for investment and issued as "restricted securities" as defined under the Securities Act. The five organizations had full access to information about the company and its securities.



ITEM 3.  DEFAULTS IN SENIOR SECURITIES.
---------------------------------------

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS.
--------------------------------------------------------------

         Not Applicable


ITEM 5.  OTHER INFORMATION.
---------------------------

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         (a) Exhibits. The following Exhibits are furnished as part of this report:

             Exhibit 10.9     Voting Trust Agreement
             Exhibit 27       Financial Data Schedule

         (b) Reports on Form 8-K

               1. A Report on Form 8-K dated July 17, 2000 was filed for the Company on July 18, 2000 containing information in Item 2 on the acquisition of 80% of the outstanding stock of WavePower, Inc. Financial Statements filed with the Report were:

                    (a) Audited Financial Statements of 2M Systems, Inc. as of December 31, 1999:

                         Report of Independent Public Accountants Balance Sheet Statement of Operations
                         Statement of Changes in Stockholders (Deficit) Statement of Cash Flows
                         Notes of Financial Statements

                    (b) Audited Financial Statements of WavePower, Inc. as of December 31, 1999:

                         Report of Independent Public Accountants Balance Sheet Statement of Operations
                         Statement of Changes in Stockholders Equity
                         Statement of Cash Flows
                         Notes of Financial Statements

                    (c) Unaudited Financial Statements of WavePower, Inc. as of March 31, 2000:

                         Balance Sheet
                         Statement of Operations
                         Statement of Changes in Stockholders Equity
                         Statement of Cash Flows
                         Notes of Financial Statements

                    (d) Pro Forma Financial Statements of WavePower, Inc., (WP) Enter Tech Corp. and Consolidated Subsidiary (ETC)

                         Pro Forma Balance Sheet
                         Pro Forma Statements of Operations [WavePower Inc.
                             (WP) - Enter Tech Corp. and
                             Consolidated Subsidiary (ETC)]
                         Pro Forma Statements of Operations [WavePower Inc.
                             (WP) - Enter Tech Corp. and
                             Consolidated Subsidiary (ETC)]
                         Notes to Pro Forma Financial Statements

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ENTER TECH CORP.

Dated:  August 18, 2000                  By: /s/ Sam Lindsey
                                            ------------------------------------
                                            Sam Lindsey, Chairman and Chief
                                               Financial Officer



INDEX TO EXHIBITS


                                                                    Page Number
Exhibit No.                 Description                            or Reference
-----------                 -----------                            ------------

10.9                    Voting Trust Agreement                          --

27                      Financial Data Schedule                         --