Form 10QSB
period 2000-09-30
ENTER TECH CORP
filed 2000-11-21
CIK 1021725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 2000

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from            to
                                   ----------    ------------

                         Commission file number: 0-21275

                                Enter Tech Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                   84-1349553
---------------------------------                            -------------------
(State or Other Jurisdiction                                   (IRS Employer
of Incorporation or Organization)                            Identification No.)

                  430 East 6th Street, Loveland, Colorado 80537
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (970) 669-4918
                           ---------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2000 was 24,153,004 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                          3

               Consolidated Balance Sheets as of
                 September 30, 2000 and December 31, 1999                   4

               Consolidated Statements of Operations,
                 Three Months Ended September 30, 2000 and
                 September 30, 1999                                         5

               Consolidated Statements of Operations,
                 Nine Months Ended September 30, 2000 and
                 September 30, 1999                                         6

               Consolidated Statements of Cash Flows,
                 Nine Months Ended September 30, 2000 and
                 September 30, 1999                                         7

               Notes to Consolidated Financial Statements                   8

     Item 2.   Management's Discussion and Analysis or
                 Plan of Operation                                         14

Part II.  Other Information                                                19

     Item 1.   Legal Proceedings                                           19

     Item 2.   Changes in Securities                                       10

     Item 3.   Defaults upon Senior Securities                             20

     Item 4.   Submission of Matters to a Vote of Security Holders         20

     Item 5.   Other Information                                           20

     Item 6.   Exhibits and Reports on Form 8-K                            20

Signatures                                                                 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying balance sheet of Enter Tech Corporation as of September 30, 2000, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                               /s/ Schumacher & Associates, Inc.
                                               Schumacher & Associates, Inc.
                                               Certified Public Accountants
                                               2525 Fifteenth Street, Suite 3H
                                               Denver, Colorado 80211
November 17, 2000

                             ENTER TECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
Current Assets
 Cash                                                $    12,045    $       14
                                                     -----------    ----------
  Total Current Assets                                    12,045            14

Note receivable, related parties                           7,002             -
Equipment, net of accumulated
 depreciation of $8,803                                  103,457         7,373
Deferred offering costs                                  100,000             -
Other                                                     13,911             -
                                                     -----------    ----------

  Total Assets                                       $   236,415    $    7,387
                                                     ===========    ==========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                $   167,196    $   35,512
     Stock compensation payable                           66,825     1,103,574
     Customer deposits                                    60,000        60,000
     Related party payables                              466,988       322,009
     Notes payable, other                                250,000        15,806
                                                     -----------    ----------
  Total Current Liabilities                            1,011,009     1,536,901
                                                     -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10 and 11)                            -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                   100             -
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          22,581,098 shares issued and
          outstanding                                       2,258          385
     Additional paid-in capital                        17,210,163      381,618
     Stock subscriptions receivable, cash              (9,400,000)           -
     Stock subscriptions receivable, services          (4,449,914)           -
     Accumulated deficit                               (4,137,201)  (1,911,517)
                                                      -----------   ----------
Total Stockholders' (Deficit)                            (774,594)  (1,529,514)
                                                      -----------   ----------

Total Liabilities and
      Stockholders' (Deficit)                         $   236,415   $    7,387
                                                      ===========   ==========

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                               Three Months        Three Months
                                                   Ended               Ended
                                               September 30,       September 30,
                                                   2000                1999
                                               -------------       -------------

Revenues                                       $          -        $         -
                                               ------------        -----------

Operating Expenses:
     Depreciation                                     3,824                  -
     Professional fees                              208,766             59,906
     Rent                                           136,688              1,850
     Stock issued for services                      515,150                  -
     Travel                                          50,254              1,216
     Telephone                                        8,567              1,815
     Sales promotion                                      -                  -
     Other                                           35,896             12,826
                                               ------------        -----------
       Total Operating Expenses                     959,145             77,613
                                               ------------        -----------

Net Loss to Common Shareholders               $   (959,145)       $   (77,613)
                                              ============        ===========

Net Loss Per Common Share                     $       (.04)       $      (.03)
                                              ============        ===========

Weighted Average Number
 of Shares Outstanding                          22,319,549          3,650,000
                                              ============        ===========

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                Nine Months        Nine Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                                   2000               1999
                                               -------------      -------------

Revenues                                       $          -        $         -
                                               ------------        -----------

Operating Expenses:
     Salaries                                       129,943                  -
     Depreciation                                     7,984                  -
     Professional fees                              494,555            139,256
     Rent                                           169,820              8,900
     Stock issued for services                    1,133,148                  -
     Travel                                         117,770             14,882
     Telephone                                       19,989              5,333
     Sales promotion                                      -             20,500
     Other                                          152,475             20,488
                                               ------------        -----------
       Total Operating Expenses                   2,225,684            209,359
                                               ------------        -----------

Net Loss to Common Stockholders                $ (2,225,684)       $  (209,359)
                                               ============        ===========

Net Loss Per Common Share                      $       (.10)       $      (.06)
                                               ============        ===========

Weighted Average Number
 of Shares Outstanding                           22,319,549          3,650,000
                                               ============        ===========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Nine Months      Nine Months
                                                      Ended           Ended
                                                 September 30,    September 30,
                                                      2000            1999
                                                 -------------    -------------
Cash Flows Operating Activities:
     Net (loss)                                  $(2,225,684)      $ (209,359)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                    7,984                -
       Stock for services                          1,133,148                -
       (Increase) in note receivable
        related parties                               (7,002)               -
       Increase in accounts payable
        and accrued expenses                         131,684           15,905
       Other                                          28,500                -
                                                  ----------       ----------

  Net Cash (Used in) Operating Activities           (931,370)        (193,454)
                                                  ----------       ----------

Cash Flows from Investing Activities
      (Investment) in equipment                      (68,272)          (5,092)
      Deferred offering costs                       (100,000)               -
                                                 -----------       ----------

  Net Cash (Used in) Investing
   Activities                                       (168,272)          (5,092)
                                                 -----------       ----------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                       732,500                -
   Increase in notes payable                         234,194                -
   Increase in payable, related parties              144,979          198,546
                                                 -----------       ----------

  Net Cash Provided by Financing Activities        1,111,673          198,546
                                                 -----------       ----------

(Decrease) in Cash                                    12,031                -
                                                 -----------       ----------

Cash, Beginning of Period                                 14                -
                                                 ===========       ==========

Cash, End of Period                              $    12,045       $        -
                                                 ===========       ==========

Interest Paid                                    $       125       $        -
                                                 ===========       ==========

Income Taxes Paid                                $         -       $        -
                                                 ===========       ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                   NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              September 30, 2000
                               (Unaudited)

(2)  Business Combinations, continued
     --------------------------------

Prior to the foregoing transaction, Shopping Mall Online was owned solely by this individual. This individual is also the principal owner of Integrity Capital, Inc.

On October 27, 2000, the Company agreed to sell the controlling interest in Shopping Mall Online back to their management. See note 12.

On April 19, 2000, the Company acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for 5,000,000 restricted shares of the Company's common stock under an Acquisition Agreement. In addition, the Company agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower, Inc. These shares would be issued upon exercise of an option to be granted to the shareholder. The option would provide:

     (a)  For a three year term ending April 30, 2003;
     (b)  For an exercise price of $.001 per share
     (c) For the exercise of up to 1,000,000 shares during each of the following periods during the term of the employment agreement with the option holder: 12th and 13th months, 24th and 25th months, and 35th and 36th months. The option further provides that its exercise of the stated amounts during the respective periods is further conditioned upon WavePower, Inc. meeting stated amounts of net pre tax profits. The acquisition agreement also provides that The remaining 2,000,000 authorized shares of the Company's preferred stock may be issued to the existing member of the Company's management and significant consultants.

The 5,000,000 shares of restricted common stock that were issued to WavePower, Inc. increased the Company's outstanding shares of common stock to 12,783,000. The transaction was recorded at predecessor cost since the 5,000,000 shares were approximately 39% of the Company's total issued and outstanding shares of common stock.

Effective September 26, 2000, the Company rescinded this Plan of Reorganization and Acquisition. WavePower, Inc. has not agreed to return the Company's common stock nor funds delivered to WavePower during the period from April 19, 2000 through the date of rescission.

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              September 30, 2000
                               (Unaudited)

(4)  Basis of Presentation - Going Concern
     -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

(5)  Preferred Stock
     ---------------

On April 10, 2000, the board of directors of the Company agreed to establish two voting trusts in which the Company would place 5,000,000 shares of the Company's preferred stock. The first trust would contain 3,000,000 preferred shares being held in reserve for the acquisition of WavePower, Inc. as outlined in the definitive agreement. The second trust would contain 2,000,000 preferred shares of Company stock that will be used for the benefit and distribution to the officers, directors and significant consultants to the Company with the option of a distribution of up to 1,000,000 of these preferred shares for additional compensation as they may, from time to time, come available to the Company. As of September 30, 2000, these 1,000,000 preferred shares were issued to two directors and a consultant of the Company. The president of the Company will retain sole voting rights for both trusts.

The 5,000,000 shares of preferred stock has the following rights, privileges and limitations:

     (a) It has a liquidation preference to receive any distributions in liquidation of the Company up to the amount of $0.10 per share, but does not participate in any additional distributions,
     (b) It has the right to vote five votes per share on all issues considered by the shareholders
     (c) It is convertible into two shares of common stock for each share of preferred, and;
     (d) It is callable by the Company upon 30 days written notice at $.001 per share, provided that the holder may convert the preferred into common stock during the 30-day period.

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              September 30, 2000
                               (Unaudited)


(6)  Equity Financing Agreement
     --------------------------

On March 15, 2000, the Company entered into a stock purchase and subscription agreement with the Reserve Foundation Trust, whereby the trust is to purchase 6,000,000 restricted shares of the Company's common stock in exchange for $10,000,000. When the agreement was signed the trust provided the Company with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. The interim financing the trust provided the Company in the amount of $250,000 is to be repaid in full as per the terms of the Stock Purchase and Subscription agreement on or before May 15, 2000. As of September 30, 2000, the Company has not paid this debt.

On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10,000,000 in funds to the Company. As of June 12, 2000, $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of the Company met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, the Company instructed corporate counsel to prepare to take whatever action it deemed is appropriate and in the best interest of the Company. As of August 11, 2000, counsel had not yet taken action on the matter. The Company has issued stock certificates for the 6,000,000 shares of common stock to be purchased by the Trust. These stock certificates are being held for delivery until the Trust funds the entire stock purchase amount of $10,000,000. The Company has recorded remaining $9,400,000 to be collected as subscriptions receivable-cash at September 30, 2000.

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

(8)  Litigation-Former Officer
     -------------------------

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              September 30, 2000
                               (Unaudited)


(9)  Employment/Consulting Contracts, continued
     ------------------------------------------

Also on April 15, 2000, the Company renewed a consulting agreement with an individual, whereby the individual will receive $10,000 and various executive benefits per month for a period of three years.

Also on April 15, 2000, the Company entered into an agreement with a related party who is a financial management company, whereby the related party will manage all of its funds. The Company has applied to this entity for a private placement not to exceed the principal sum of $10,000,000. Under the agreement, the Company shall pay $30,000 as a refundable deposit plus 10% of the amount of capital raised or interest earned for the Company. As of September 30, 2000, the Company has paid $100,000 in fees to this entity and has accounted for this amount as deferred offering costs. Deferred offering costs will be charged against the proceeds of the offering if successful. The offering costs will be expensed if the offering is not successful.

On April 19, 2000, the Company entered into an employment agreement with the president of WavePower, whereby the president will receive $104,000 and various executive benefits per year for a period of three years. In May 2000, the Company's subsidiary WavePower entered into an employment agreement with its vice president, whereby the vice president will receive $98,000 and various executive benefits per year for a period of three years. These two employment agreements were rescinded along with the rescission of the purchase of WavePower.

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

(10) Marketing and Other Services Agreements
     ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $823,523 to an expense representing the services performed as of September 30, 2000. In November 2000, the Company rescinded these agreements and requested the 3,125,000 shares be returned to the Company. See note 12.

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              September 30, 2000
                               (Unaudited)


(11) Common Stock
     ------------

During July 2000, the Company was unable to pay its payroll and payroll taxes. The Company employees agreed to an option of being paid through the issuance of S-8 stock. The Company issued 58,098 in S-8 stock as compensation for these employees during the quarter ended September 30, 2000.

During August, 2000, the Company hired an entity to procure additional short-term funding. As a result, the Company issued 2,000,000 shares of its restricted common stock. The entity sold 370,000 shares of such stock to a third party for $60,000. The Company has received $10,000, the entity received $15,000 in commissions, and the balance of $35,000 remains due and owing to the Company. The remaining 1,630,000 shares were returned to the Company and canceled.

(12) Subsequent Events
     -----------------

Effective October 12, 2000, the Company entered into a joint venture agreement with an Internet service provider whereby the Company agreed to use this provider as its exclusive telecommunications "last mile" solutions and Internet service provider.

Effective October 27, 2000, the Company agreed to sell the controlling interest in its subsidiary, Shopping Mall Online, Inc. back to management. The Company would redeem 1,920,000 shares of the Company's common stock from the president of Shopping Mall Online, Inc. in exchange for 1,440,000 shares of Shopping Mall Online's common stock being held by the Company. The president of Shopping Mall Online would retain 480,000 restricted shares of the Company's common stock, and the Company would retain 480,000 shares of Shopping Mall Online's common stock. Also effective October 27, 2000, the Company entered into a joint venture agreement with an entity whereby the Company agreed to purchase 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within three months. The Company agreed to purchase an additional 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within nine months. The Company is also responsible to license this technology and to promote, develop a market, sell and distribute custom music CD products created by the digital vending machines. The term of this agreement shall become effective on the date the manufacturer receives the first purchase order and shall continue for five years, unless terminated in accordance with the terms of the agreement.

During November 2000, the Company rescinded its agreements with various companies to provide various marketing and other services. The Company had issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company believes that these companies' conduct was in violation of federal securities laws, state securities and common law and has threatened to file a complaint if the 3,125,000 shares are not returned by November 22, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

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

OVERVIEW

     Enter Tech is a development stage company formed in July 1996 and we have not yet generated revenues from our planned principal operations. Since Enter Tech's acquisition in June 1998 of Links Ltd., also a development stage company, we have focused on attempting to develop a prototype kiosk, or vending machine, through which Links had previously planned to market computer software, music and possibly digital video products stored on disks or computer hard drives. On October 27, 2000 Enter Tech entered into a licensing agreement with Hitdisc,com Inc., a company which has developed a similar commercially viable kiosk. For discussion of proposed operations under this agreement, see DESCRIPTION OF OUR CURRENT PLAN OF OPERATION. We continue to focus on a strategy of creating strategic relationships with other companies with proprietary technology that will help the company meet its goal of providing the highest-level, best-quality delivery of information, entertainment, goods and services in a digital environment and will also compliment the kiosk concepts and e-commerce technologies of the company.

RECENT SIGNIFICANT EVENTS

     On August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd to establish several possible investment groups or partners for immediate funding needs of the company. The management of Profile agreed to enter into a subscription agreements for a total of one million dollars in the next 10 days for two million shares of Enter Tech restricted stock. Due to the urgency of the financial situation and the relationship with Profile management, the board concluded that sending stock prior to having an executed subscription agreement was reasonable, as Profile management indicated that the stock would be held in escrow until the funds were released. Management of Profile then presented a subscription agreement to Enter Tech management that was immediately rejected. Profile indicated that this was only a draft agreement, but as further due diligence was completed, Enter Tech found that an agreement had already been consummated and that funds for 100,000 shares at $0.60 per share had been exchanged between Profile and a third party. The funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock. Profile management returned all but 270,000 shares and the 100,000 shares that had been sold to the third party. On further investigation Enter Tech found that these restricted shares were committed as part of this contract as an escrow agreement held against registration of the stock for public trading. The management and legal counsel for Enter Tech are aggressively working towards a solution in this matter.


Default on Agreement for $10 Million Equity Financing
-----------------------------------------------------

     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Reserve Foundation Trust under which the trust is to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of Enter Tech met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, Enter Tech instructed corporate counsel to prepare to take whatever action is deemed is appropriate and in the best interest of the officers, directors, management, employees and shareholders of Enter Tech. Counsel delivered an opinion letter to the management of Enter Tech on this issue on August 17, 2000. After review, a formal letter from Enter Tech counsel was forwarded to the known agents of the Trust on September 4, 2000 notifying them of default and a demand to perform. The Company has not received any response from the Trust and is considering instituting further legal actions and possible collection proceedings.

Recision of WavePower Acquisition
---------------------------------

     On April 19, 2000, Enter Tech acquired 80% of the outstanding shares of common stock of WavePower, Inc., a development stage company, in exchange for the issuance of 5,000,000 restricted shares of Enter Tech common stock under an "Acquisition Agreement". In addition, Enter Tech agreed to reserve 3,000,000 shares of its 5,000,000 authorized shares of preferred stock for issuance as further payment for the acquisition to the former sole shareholder of WavePower. These shares would be issued upon exercise of an option to be granted to the shareholder. On September 12, 2000 Enter Tech Corporation notified management of WavePower of the formal rescission of the Reorganization Agreement dated April 19, 2000, citing several material misrepresentations as to the intellectual property owner by WavePower, the status of the development of Wavepower products and services, the ability of WavePower to bring its products and services to market and the overall originality and viability of the WavePower concept. The letter also served as a demand for return of all stock and funds issued pursuant to that agreement. The transfer agent has been notified that all shares involved in this transaction are not to be transferred.


S-8 Stock Registration
----------------------

     In order to continue operations, the Company approached the employees with an option to be paid minimum wage in cash with the remainder of their salaries being issued in S-8 stock. Qualified employees in general agreed to this method of payment and signed agreements to authorize this method of payment on September 1, 2000. The Company filed a Registration Statement on Form S-8 on September 12, 2000 in the total aggregate amount of 58,098 shares. Those shares were issued to employees as compensation for the period ending September 30, 2000.

New Board Member
----------------

     On September 1, 2000 the Board of Directors of Enter Tech Corporation appointed William H. Carpenter Jr. to the board. This appointment was based upon the reorganization agreement with Shopping Mall Online, Inc. and their right to appoint a member to the board of directors of Enter Tech. Mr. Carpenter was the Shopping Mall Online, Inc. designated appointment. Mr. Carpenter resigned from the Enter Tech board upon the buy-back of Shopping Mall Online by its management as discussed

Termination of Marketing Agreements
-----------------------------------

     On June 6, 2000, Enter Tech Corporation and 4 companies entered into marketing and service agreements for various parts of the world. On September 13, 2000 Enter Tech formally notified each group that their contracts were cancelled because of lack of performance and potential legal issues and all 3,100,000 restricted common stock issued for future services be returned to Enter Tech immediately. Those companies are:

         Profile Venture, Ltd,.                               800,000 shares
         The Challenge, Ltd,                                  900,000 shares
         Skyline Marketing Associates, Ltd.                   825,000 shares
         Wall Street Relations Group                          300,000 shares

The transfer agent has been notified that all shares involved in this transaction are not to be transferred.


NCG Joint Venture Agreement
---------------------------

     On October 13, 2000, Enter Tech Corporation entered into a joint venture agreement with Northern Communications Group, Inc. (NCG) to provide "last mile" communications solutions and management for connectivity of the HitDisc music kiosks and other projects requiring communications expertise. NCG has also been developing a high speed, wireless Internet Service Provider (ISP) system that will be deployed as part of the last mile solutions, not only for the kiosk projects, but for other business to business market segments.

Hitdisc.com, Inc. Licensing Agreement
-------------------------------------

     On October 27, 2000, Enter Tech Corporation entered into a licensing agreement with Hitdisc.com, Inc. whereas Enter Tech will capitalize the production of the Hitdisc "ZapDisc" (TM) kiosk and assist in the placement of the equipment. Hitdisc will provide all management of operational aspects of the kiosk, including royalties, software programming, and daily information updates. As part of the agreement, NCG will be responsible for communications for kiosks purchased and deployed by Enter Tech as part of the licensing agreement.


Shopping Mall Online, Inc. Buys Back Company
--------------------------------------------

     On October 27, 2000, Enter Tech Corporation agreed to sell the controlling interest in its subsidiary, Shopping Mall Online, Inc. (SMO) back to their management. The change of control will consist of SMO and its principal shareholder, Robert Pratt Jr. returning the majority of Enter Tech stock in exchange returning control of the company to management. SMO will retain 480,000 shares of Enter Tech restricted common stock. Enter Tech will retain a minority stock position in Shopping Mall Online with 480,000 shares of SMO stock. In addition, William H. Carpenter, Jr. recently appointed to the board of directors of Enter Tech Corporation, will resign immediately and take a similar board position with Shopping Mall Online, Inc.

     The current number of shares issued and outstanding as of September 30 was 24,153,004 shares, which includes 303,098 shares of additional restricted common stock issued for S-8 employees stock, and several subscription agreements prior to September 30, 2000 as outlined in Item 2 of this document. However it should be noted that 6,000,000 shares issued as part of the Reserve Foundation Trust Subscription Agreement are being held by the Company and have not been reverted back to treasury. In addition, 1,920,000 shares of Enter Tech restricted common stock have been returned to the Company as part of the buy-back agreement with management of Shopping Mall Online, Inc. These shares have not been reverted to treasury. Profile Venture, Ltd. returned 1,630,000 shares of restricted common stock that have not been reverted to treasury. Approximately 9,550,000 shares of Enter Tech stock is ready as of the date of this filing to be returned to treasury, bringing the total number of Enter Tech shares issued and outstanding to 14,603,004. The 5,000,000 restricted shares of Enter Tech common stock issued as part of the Wavepower, Inc acquisition will subsequently be returned to treasury once the rescission of the acquisition is finalized. The 3,100,000 shares of stock issued to the marketing groups are described above will also be reverted to treasury once received by the company. Pending unforeseen issues and complications, the total number of shares of Enter Tech common stock will be reduced by approximately 17,650,000 shares. The total amount of Enter Tech Corporation shares issued and outstanding could potentially be reduced to approximately 6,503,004 shares.


DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

     On October 27, 2000 Enter Tech entered into a licensing agreement with Hitdisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the company. The agreement calls for Enter Tech to purchase and deploy the Hitdisc kiosks and to provide the communications infrastructure for those units in conjunction with NCG. Hitdisc.com, Inc. will provide management for the entire kiosk system including management of royalties, software development and all normal operational aspects. Northern Communications Group, Inc. entered into a joint venture agreement with Enter Tech on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdsic kiosk purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product.

     We have not established a specific level of revenues, earnings or assets below which we would not consider a potential target company for an alliance. Moreover, we may identify an attractive target company that may currently be generating losses but which we believe has a promising business plan and viable products. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing this strategy, we cannot assure you that any alliance will be successful or that we will achieve the expected benefits from the transaction.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, Enter Tech had $12,045 in cash, and current liabilities of $1,011,009. This represented a working capital deficit of $998,964.

     As of September 30, 2000, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

     Since the Company can only assume that the Reserve Foundation Trust private placement will not completed, and that another source of substantial funding has not yet been finalized, Enter Tech anticipates that it may not be able to maintain a development schedule that may still move the projects forward and Enter Tech will be dependent upon the acquisition of additional capital to fund its operations over the next 12-month period.

     Enter Tech has established a marketing strategy and licensing agreement in conjunction with Hitdisc.com, Inc. to purchase and deploy their music kiosk in various retail locations around the country. We cannot assure you that any commercially favorable relationships with prospective licensees or placement of their kiosks in retail outlets will be established. There is no assurance that the kiosks will function as planned by Enter Tech and Hitdisc, or can be manufactured at a unit cost commercially favorable to Enter Tech. We cannot assure you that Enter Tech will be able to generate any revenues from sales or that any sales will be made of kiosks or from kiosk vending operations.

     NCG's technology is designed to enhance the kiosk operational design and provide potential customers via wireless connectivity in the mall or retail location in addition to the business to business market segment NCG has targeted as part of their marketing plan.. The agreement with NCG may enhance the effectiveness of the Hitdisc kiosk commerce activity and vice versa. Additional employees will be required to continue the development process of the services provided by NCG, most of who are expected to be technical professionals. However it is anticipated that these individuals will be in the employ of NCG, not Enter Tech.

     We are currently evaluating the projected capital needs for the deployment of the kiosk in conjunction with Hitdisc.com, Inc. and for operation of the agreement with NCG.


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

     The future anticipated direction of the high technology and e-commerce industries,

     Planned licensing agreements with operating companies

     Planned acquisitions of operating companies,

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

     These forward-looking statements are subject to a number of assumptions, risks and uncertainties, including such factors as:

     Technological developments and consumer preferences in the high technology and e-commerce industries,

     The risk of potential litigation on the rescission of the WavePower Reorganization Agreement,

     Expected benefits from development, expansion and integration of alliance companies,

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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

     Except as set forth herein the Company is not a party to any material pending legal proceedings; nor are any such proceedings involving the Company contemplated by a governmental authority to the knowledge of the Company.

     On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles, a/k/a Gerald C. Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County, Colorado and Stiles answered with a counterclaim as described in the 10QSB filing for the period ending March 31, 2000. As of Oct 13, 2000, there has been no material change in the status of this suit.

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with 7 other defendants as described in the Second Quarter 10-QSB.There has been no discovery to date and the case is its early stages, we cannot predict the outcome of this litigation at this time.


ITEM 2.   CHANGES IN SECURITIES.
-------   ----------------------

     RECENT SALES OF UNREGISTERED SECURITIES

     For the period July 1, 2000 through October 13, 2000, Enter Tech issued the following securities without registration under the Securities Act of 1933.

     On August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd to establish several possible investment groups or partners for future funding needs of the company. The management of Profile indicated that there would be subscription agreements for a total of one million dollars in the next 10 days. Enter Tech arranged for stock to be issued with instructions to be held in escrow until such a time as these fund and agreements were finalized. Management of Profile then presented a subscription agreement to Enter Tech management that was immediately rejected. Profile indicated that this was only a draft agreement, but as further due diligence was completed, Enter Tech found that the agreement had already been consummated and that funds had been exchanged between Profile and a third party. Those funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock held in the escrow account. Profile management returned all but 370,000 shares. On further investigation Enter Tech found that these restricted shares were committed as part of this illegal contract as an escrow agreement held against registration of the stock for public trading.

     On August 18, 2000 Enter Tech sold 25,000 shares of restricted common stock to Larry G. and Donna J. Heinrich at $.50 per share for a total of $25,000 cash. An additional 20,000 shares were sold to them on August 28, 20,000 at $.50 per share for a total of $10,000. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction not involving a public offering under Section 4(2) of the Securities Act. Ms. Paula Kanervikkoaho acted as a finder in these transactions for a fee of $2,250. These securities were sold pursuant to written Stock Purchase and Subscription Agreements The material information on Enter Tech and its securities was made available to the purchasers and Certificates were issued as "restricted securities" as defined under the Securities Act. The Certificates issued representing these securities contain a restrictive legend denoting their status as restricted securities.

     On August 22, 2000 Enter Tech entered a stock purchase and Subscription Agreement with Arthur Hogan wherein 50,000 shares of restricted common stock were exchanged for $25,000 cash. These securities were sold pursuant to written Stock Purchase and Subscription Agreements The material information on Enter Tech and its securities was made available to the purchasers and Certificates were issued as "restricted securities" as defined under the Securities Act. The Certificates issued representing these securities contain a restrictive legend denoting their status as restricted securities.

     On August 28, 2000 Enter Tech entered a stock purchase and Subscription Agreement with Sorosto Construction, Inc. and Barry Shefner wherein 50,000 shares of restricted common stock were exchanged for $25,000 cash. These securities were sold pursuant to written Stock Purchase and Subscription Agreements. The material information on Enter Tech and its securities was made available to the purchasers and Certificates were issued as "restricted securities" as defined under the Securities Act. The Certificates issued representing these securities contain a restrictive legend denoting their status as restricted securities.

     On September 7, 2000 Enter Tech entered a stock purchase and Subscription Agreement with Joe Pike wherein 100,000 shares of restricted common stock were exchanged for $50,000 cash. These securities were sold pursuant to written Stock Purchase and Subscription Agreements The material information on Enter Tech and its securities was made available to the purchasers and Certificates were issued as "restricted securities" as defined under the Securities Act. The Certificates issued representing these securities contain a restrictive legend denoting their status as restricted securities.

     All of the above securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. No person acted as an underwriter with respect to the issuances of these securities and no underwriting discounts or commissions were paid theron. The securities were acquired for investment and issued as "restricted securities" as defined under the Securities Act.


ITEM 3.   DEFAULTS IN SENIOR SECURITIES
-------   -----------------------------

     Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS
-------   ----------------------------------------------------

     Not Applicable


ITEM 5.   OTHER INFORMATION.
-------   ------------------

     Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------   ---------------------------------

     (a)  Exhibits. The following Exhibits are furnished as part of this report:

          Exhibit 27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K

          A report on Form 8-K dated September 12, 2000 was filed for the Company on October 3, 2000 containing information in Item 5 on the rescission of Wavepower, Inc. transaction. No financial statements were filed with the report.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTER TECH CORP.

Dated:  November 17, 2000             By: /s/ Sam Lindsey
                                         ---------------------------------------
                                         Sam Lindsey, Chairman and Chief
                                         Financial Officer