Form 10KSB40
period 2000-12-31
ENTER TECH CORP
filed 2001-04-16
CIK 1021725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended: December 31, 2000
                           Commission File No- 0-21275

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

                                 (970) 669-5292
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:
   Common Stock, $.0001 Par Value

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Issuer's common stock held by non-affiliates as of March 1, 2001 (valued at the average of the bid and asked price as of March 1, 2001) was $1,192,798.

The Issuer had no revenues in its most recent fiscal year.

As of March 1, 2001, a total of 17,039,984 shares of common stock were outstanding.

Documents incorporated by reference. There are no (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                           Traditional Small Business Disclosures
                           Format (Check one):
                           Yes        No  X
                               ---       ---


                                                   TABLE OF CONTENTS


Item 1:        Description of Business..........................................................................  3

Item 2:        Description of Property..........................................................................  7

Item 3:        Legal Proceedings................................................................................  7

Item 4:        Submission of Matters to a Vote of Security Holders..............................................  7

Item 5:        Market for Common Equity and Related Matters.....................................................  7

Item 6:        Plan of Operation................................................................................ 10

Item 7:        Financial Statements............................................................................. 11

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial Disclosure................. 27

Item 9:        Directors and Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act........................................................... 27

Item 10:       Executive Compensation........................................................................... 28

Item 11:       Security Ownership of Certain Beneficial Owners and Management................................... 29

Item 12:       Certain Relationships and Related Transactions................................................... 30

Item 13:       Exhibits and Reports on Form 8-K................................................................. 31

               Signatures....................................................................................... 33

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL AND HISTORY

     Enter Tech Corporation., formerly known as Walnut Capital, Inc. ( the "Company") was incorporated on July 1, 1996, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since incorporation and has no active business operations to date.

     The Company's offices are located at 430 East 6th Street, Loveland, Colorado 80537 and its telephone number is (970) 669-4918.

     In October 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form 10-SB, whereby it registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "34 Act").

     On June 2, 1998, the Company completed a merger of the Company and Links, Ltd., a Wyoming corporation, whereby the Company was the surviving entity. Pursuant to the Articles of Merger filed in the respective States of Wyoming and Nevada, the Company's name was changed from Walnut Capital, Inc. to Enter Tech Corporation to more accurately describe the proposed business of the Company.

     Following the merger, the Company attempted to complete the development of a prototype of a proposed kiosk, or vending machine, through which Links had previously planned to market computer software, music and possibly digital video products stored on disks or computer hard drives. The prototype eventually became obsolete and could not be mass-produced on terms commercially favorable to the Company. During the first quarter of 2000, the Company moved to acquire and provide additional kiosk-related technologies, services and products through its corporate acquisitions of Shopping mall Online, Inc. and Wavepower, Inc. which are hereinafter discussed. In October of 2000, the Company revised its business plan relative to the proposed kiosk operations. It entered into agreements with Hitdisc.com, Inc. (Hitdisc") and Northern Communications Group, Inc. (NCG"). The licensing agreement with Hitdisc provides that: (1) the Company will purchase and place the music kiosk manufactured by Hitdisc; and (2) Hitdisc will manage the operational aspects of the kiosks, including royalties, software programming and content updating. The Northern Communications Group, Inc. will provide the necessary communication services and management for the installed kiosks under a joint venture agreement with the Company. See Proposed Business Operations below.

     During late 1999 and early 2000, the Company negotiated with the Reserve Foundation Trust ("Trust") for equity capital to finance the Company's proposed operations.

     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Trust under which it was to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, $600,000 of additional funds had been received making a total amount received from the Trust of $850,000. At this time the Company was informed by the Trust that it would not be able to complete the scheduled investments as provided under the agreement. After extensive discussions with the Trust in August of 2000 the Company instructed its counsel to take appropriate action to protect the Company's best interests. As of the date hereof, the Trust and the Company are in the process of negotiating a settlement on all issues relating to the stock purchase agreement and the Trust's default thereunder. It is anticipated that, if completed, the settlement will result in the Trust acquiring common stock of the Company in an amount materially less than the 6,000,000 shares for the $850,000 previously invested and an additional investment materially less than the $9,150,000 remaining amount due under the agreement. Although the Company has issued a stock certificate for the 6,000,000 shares to be purchased by the Trust, no shares have or will be delivered to the Trust until the issues between the Trust and the Company have been resolved.

     On January 7, 2000, the Company, Shopping Mall Online, Inc. ("SMO"), a Washington corporation, and Robert Pratt ("Pratt") and the Company entered into an agreement (the "Agreement"), pursuant to which, among other things, the Company acquired 80% of the outstanding common stock of SMO from Pratt. SMO is developing a concept of Internet shopping and related E-commerce technology. The consideration for the acquisition was 2,400,000 shares of common stock of the Company. This acquisition was made, in part, to provide a marketing outlet for the Company's music kiosk which was then still under development. It was also made in anticipation that the then on-going negotiations with the Reserve Foundation Trust would result in the acquisition of capital to fund the SMO business and the kiosk project.

     In October of 2000, after the default of the Trust in its capital investments and the inability of the Company to acquire a sufficient amount of additional capital, the Company, SMO and Mr. Pratt agreed to substantially rescind the Company's acquisition of the SMO. The Company returned 80% of SMO's then outstanding stock to Mr. Pratt and received back from him 1,920,000 shares of the Company's common stock. The Company retains 20% of the then outstanding shares of SMO's stock and Mr. Pratt kept 480,000 shares of the Company. Mr. William H. Carpenter, Jr., who had been appointed to the Company's Board of Directors in September of 2000 as SMO's designated nominee, resigned from that position.

     On February 8, 2000, the Company signed a non-binding letter of intent with Wavepower, Inc., which contemplated the acquisition by the Company of 80% of the outstanding stock of WavePower, Inc., a development stage company intending to develop a network which would move traditional computer applications out of the conventional personal computer and onto a central network which would allow a user to access the power, applications and connectivity of a series of networked computers from their individual terminals. The Company anticipated that equity capital would be acquired from the Reserve Trust Foundation to finance the development activities of Wavepower and the Trust made the Company's acquisition of Wavepower one of the conditions to its obligation under its stock purchase agreement with the Company. On April 19, 2000 the Company acquired 80% of the outstanding stock of Wavepower in exchange for 5,000,000 shares of its common stock and an option to purchase up to 3,000,000 shares of the Company's authorized Preferred Stock over a three-year term ending April 30, 2003 at $.001 per share. The option was to be exercisable increments over its term subject to Wavepower meeting stated amounts of net pre-tax profits.

     After the acquisition, management of the Company determined that the assets and project of Wavepower were not as represented. On September 12, 2000 Enter Tech Corporation notified management of WavePower of the formal rescission of the Reorganization Agreement dated April 19, 2000, citing several material misrepresentations as to the intellectual property owned by WavePower, the status of the development of Wavepower products and services, the ability of WavePower to bring its products and services to market and the overall originality and viability of the WavePower concept. The letter also served as a demand for return of all stock and funds issued pursuant to that agreement as the stock was not validly issued due to the lack of value in the consideration received from the shares. The transfer agent has been notified that all shares involved in this transaction are not to be transferred. The certificate for the 5,000,000 shares of the Company's common stock has not been returned to the Company. Future litigation may be required to determine the validity of their issuance and status.

     On June 6, 2000, Enter Tech entered in agreements with a consortium of companies to facilitate development of markets and revenue sources, strategic development partners, business intelligence, investor relations and public relations efforts on a global basis. The Company issued shares of restricted stock to the following in exchange for their promise to perform services of the described natures during the 12-18 month period following the execution of the agreements. Information on these stock issuances is set forth in the following table:

         PARTY                              NUMBER OF SHARES           NATURE OF SERVICES
The Challenge Limited                       900,000 shares             Development of Latin American
                                                                       markets, strategic partners and
                                                                       affiliations

Profile Venture, Ltd.                       800,000 shares             Development of Pacific Rim
                                                                       Markets, strategic partners and
                                                                       Affiliations




Skyline Marketing Associates, Ltd.          825,000 shares             Developments of European
                                                                       Union markets, strategic
                                                                       Partners and affiliations

Wall Street Relations Group                 300,000 shares             Investor and Public Relations
                                                                       Services

California Business Intelligence, Inc.      300,000 shares             Business Information and
                                                                       Intelligence services

     On September 13, 2000, the Company formally notified each of these five companies that their contract was canceled due lack of performance and other potential legal issues and demanded that all of the 3,125,000 shares of restricted common stock be returned to the Company. None of the shares have been returned as of the date of this 10-KSB. The transfer agent has been notified that all shares involved in this transaction are not to be transferred. It is the Company's position that these shares were not validly issued. Future legal action may be required to determine the validity of these shares.

     On July 21, 2000, Enter Tech was not able to meet payroll because of the Funding problems reported by the Reserve Foundation Trust. The Company began aggressively seeking other sources of funding to continue its operations while the issue with the Reserve Foundation Trust was solved or other substantial funding sources were found. In order to continue operations, the Company approached the employees with an option to be paid minimum wage in cash with the remainder of their salaries being issued in S-8 stock. Qualified employees in general agreed to this method of payment. The Company filed a Registration Statement on Form S-8 on September 12, 2000 in the total aggregate amount of 58,098 shares. Those shares were issued to eight employees as compensation for the period ending September 30, 2000.

     On August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd to establish several possible investment groups or partners for immediate funding needs of the company. The management of Profile agreed to enter into a subscription agreements for a total of one million dollars in the next ten days for two million shares of Enter Tech restricted stock. Due to the urgency of the financial situation and the apparent favorable relationship with Profile management, the board concluded that sending certificates for the stock prior to having an executed subscription agreement was reasonable, as Profile management indicated that the stock would be held in escrow until the funds were released. Management of Profile then presented a subscription agreement with unacceptable terms to Enter Tech management that was immediately rejected. Profile indicated that this was only a draft agreement, but as further due diligence was completed, Enter Tech found that an agreement had already been consummated and that funds for 100,000 shares at $0.60 per share had been exchanged between Profile and a third party. The funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock. Profile management returned all but 270,000 shares and the 100,000 shares that had been sold to the third party. On further investigation Enter Tech found that these restricted shares were committed as part of this contract as an escrow agreement held against registration of the stock for public sale. The management and legal counsel for Enter Tech are aggressively working towards a solution in this matter.

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

     On December 19, 2000, Enter Tech Corporation formed QuickGold 2000, LLC, a limited liability company, registered in the State of Colorado for future marketing purposes that may necessitate a joint venture -type of operational agreement. As of the date of this filing, no activities or members have been added to the LLC.


PROPOSED BUSINESS OPERATIONS

     The Company is a successor to Links, Ltd. a Wyoming corporation, and neither entity has had revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks or vending machines that would market computer software, music and possibly digital video stored on discs. For several years, the Company unsuccessfully attempted to develop a commercially viable kiosk to provide such services. In the beginning of the year 2000, the Company attempted to provide additional kiosk-related technologies and services through its acquisitions of Shopping Mall Online, Inc. and Wavepower, Inc.

     In the third quarter of 2000, the Company management elected to change their business plans to encompass a third-party agreement with HitDisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the company. The agreement calls for Enter Tech to purchase and deploy the Hitdisc kiosks and to provide the communications infrastructure for those units. Hitdisc.com, Inc. will provide management for the entire kiosk system including management of royalties, software development and all normal operational aspects.

     To facilitate communications infrastructure for the this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdisc kiosk purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product. Hitdisc is currently continuing its beta tests prior to attempting further market penetration.

     The Company has since changed its focus to facilitate the infrastructure and marketing of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the business-to-business market segment. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment


COMPETITION

     The area of business related to high-speed Internet access, wireless Internet Service Providers (ISP) related telecommunications equipment, and related software and services is crowded with many vendors and marketers, ranging from small to some of the largest multi-national companies. There can be no guarantee that the Company will be able to successfully market any product or service it may develop or to become profitable. At this time, the Company has no patent or proprietary protection with respect to any of its concepts and there is nothing to prevent anyone else from pursuing these potential lines of business.


EMPLOYEES

     As of December 31, 2000, the Company had no full-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

     On July 1, 2000 Enter Tech entered into a lease agreement to pay $3,000 per month for approximately 2,637 square feet of office space located at 1031 N. Lincoln Avenue, Loveland, Colorado for a term of 5 years. The company has not yet occupied the space. The Company is still currently occupying space at 430 East 6th Street, Loveland, Colorado on a month-to-month basis for a rental fee of $1,500 per month. The Company has not been able to operate efficiently out of the space at 430 East 6th Street,. However, it is still anticipated that the facilities on Lincoln Avenue will provide for adequate space for the projected term of the lease. The Company intends to move into these new facilities when such becomes practicable, depending upon availability of additional capital. The Company has still not finalized its plans for occupancy for the new facility.

ITEM 3.    LEGAL PROCEEDINGS

     Except as set forth herein the Company is not a party to any material pending legal proceedings; nor are any such proceedings involving the Company contemplated by a governmental authority to the knowledge of the Company.

     On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles, a/k/a Gerald C. Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County, Colorado and Stiles answered with a counterclaim as described in the Form 10-QSB filed for the quarter ending March 31, 2000. As of December 31, 2000, there has been no material change in the status of this suit.

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with seven other defendants as described in the Form 10-QSB for the quarter ended June 30, 2000. There has been no discovery to date and the case is its early stages, we cannot predict the outcome of this litigation at this time.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year 2000 through the solicitation of proxies or otherwise.


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED MATTERS.


     The Company's common stock has been quoted on the OTC Bulletin Board under the symbol ENTR since May 1999. To the knowledge of the Company there have been few trading transactions in its common stock.

     The following table sets forth high and low bid prices of the common stock of the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions.

          Period                                   High                    Low
         --------                                -------                  ------

May 1999 - June 1999                             $1.8750                  $  .25
July 1999 - September 1999                       $ .7815                  $  .25
October 1999 - December 1999                     $1.1250                  $  .75
January 2000 - March 2000                        $5.0000                  $  .75
April 2000 - June 2000                           $3.7500                  $1.125
June 2000 - September 2000                       $1.6250                  $  .25
October 2000 - December 2000                     $0.2812                  $0.080


The number of records holders of common stock of the Company as of March 1, 2001 was 77.

         The holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. The Company has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future.

     Information with respect to securities sold by the Company without registration under the Securities Act of 1933, as amended ("Securities Act") during the period from January 1, 2000 through March 21, 2001, and the sale of which has not been previously reported under the Securities Exchange Act of 1934, as amended, is set forth in the following paragraphs.

     On December 1, 2000, the Company authorized the issuance of 500,000 shares of common stock to Sam J. Lindsey, an officer and director of the Company. These shares were issued to Mr. Lindsey as compensation for services rendered to the Company as an officer and director. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 1, 2000, the Company authorized the issuance of 500,000 shares of common stock to Gregory J. Kaiser, an officer and director of the Company. These shares were issued to Mr. Kaiser as compensation for services rendered to the Company as an officer and director. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (i) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities. In addition, the Company authorized the issuance of 7,500 shares of restricted stock to Mr. Kaiser for a capital contribution of $15,000 made prior to his involvement with the Company

     On December 1, 2000, the Company authorized the issuance of 500,000 shares of common stock to D. William Thomas. These shares were issued to Mr. Thomas as compensation for services rendered to the Company as a consultant. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment;
(ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 1, 2000, the Company authorized the issuance of 250,000 shares of common stock to John H. Neas. These shares were issued to Mr. Neas as compensation for services rendered to the Company. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 30,000 shares of common stock to John H. Neas. These shares were issued to Mr. Neas as compensation for services rendered to the Company. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 100,000 shares of common stock to Amy Jo Pikes. These shares were issued to Ms. Pike for investments made by the Pike family on September 7, 2000. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 100,000 shares of common stock to Sean Patrick Pike. These shares were issued to Mr. Pike for investments made by the Pike family on September 7, 2000. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 100,000 shares of common stock to Daniel Richard Pike. These shares were issued to Mr. Pike for investments made by the Pike family on September 7, 2000.. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 214,286 shares of common stock to Mrs. Patty L. Pike. These shares were issued to Mrs. Pike for investments made by the Pike family on September 7, 2000.. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     On December 19, 2000, the Company authorized the issuance of 50,000 shares of common stock to Dale Kreiser. These shares were issued to Mr. Kreiser as compensation for services rendered to the Company. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment; (ii) issued to a consultant of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.

     All of the above securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities

Act. No person acted as an underwriter with respect to the issuances of these securities and no underwriting discounts or commissions were paid thereon. The securities were acquired for investment and issued as "restricted securities" as defined under the Securities Act.


ITEM 6.  PLAN OF OPERATION

RESULTS OF OPERATIONS

     During the period from the Company's inception on July 1, 1996 until June 2, 1998 the Company engaged in no significant operations other than the search for possible acquisition candidates. The Company received no revenues during this period other than a limited amount of interest income. Since the Company's acquisition of Links, Ltd., the Company has focused on developing a market for its products and on raising capital. The Company currently remains in the development stage and has generated no revenues as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this fiscal year other than defined below.

     As of December 31, 2000, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

     Previously, Enter Tech entered into a subscription agreement with the Reserve Foundation Trust which the Company can only assume as of the end of the reporting period, will not be funded. Enter Tech anticipates that it may not be able to maintain a development schedule that may still move the projects forward and Enter Tech will be dependent upon the acquisition of additional capital to fund its operations over the next 12-month period.

     The Company previously contemplated the option of acquiring a "kiosk" company that has already developed some or all of the concepts conceived by the Company. On October 27, 2000 Enter Tech entered into a licensing agreement with Hitdisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the company. The agreement calls for Enter Tech to purchase and deploy the Hitdisc kiosks and to provide the communications infrastructure for those units in conjunction with NCG. Hitdisc.com, Inc. will provide management for the entire kiosk system including management of royalties, software development and all normal operational aspects. Northern Communications Group, Inc. entered into a joint venture agreement with Enter Tech on October 13, 2000. The agreement as amended to date provides that they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdisc kiosk purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product.

     There is no assurance that the kiosks will function as planned by Enter Tech and Hitdisc, or can be manufactured at a unit cost commercially favorable to Enter Tech. We cannot assure you that Enter Tech will be able to generate any revenues from sales or that any sales will be made of kiosks or from kiosk vending operations.

     NCG's technology is designed to enhance the kiosk operational design and provide potential customers via high speed Internet access and wireless connectivity in the mall or retail location in addition to the business to business market segment NCG has targeted as part of their marketing plan.. The agreement with NCG may enhance the effectiveness of the Hitdisc kiosk commerce activity and vice versa. Additional employees will be required to continue the development process of the services provided by NCG, most of who are expected to be technical professionals. However it is anticipated that these individuals will be in the employ of NCG, not Enter Tech.

     We are currently evaluating the projected capital needs for the deployment of the kiosk in conjunction with Hitdisc.com, Inc. and for operation of the agreement with NCG. It is anticipated that operational revenues generated by the NCG joint venture may support the operations of the joint venture. Some currently undefined and unknown circumstances may require additional capital to support future growth. No assurances can be given that these additional funds would be available if necessary.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Certified Public Accountants                         12

Financial Statements:

         Balance Sheet                                                     13

         Statements of Operations                                          14

         Statement of Changes in Stockholders'
          (Deficit)                                                        15

         Statements of Cash Flows                                          17

         Notes to Financial Statements                                     18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Enter Tech Corp.
Loveland, CO

We have audited the accompanying balance sheet of Enter Tech Corp. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from August 18, 1997 (date of inception) through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Enter Tech Corp. (a development stage company) as of December 31, 2000, and the results of its statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the period from August 18, 1997 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

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


                                            /s/ Schumacher & Associates, Inc.
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            2525 Fifteenth Street, Suite 3H
                                            Denver, Colorado 80211
April 11, 2001

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2000

                                     ASSETS

Current Assets:
  Cash                                                              $       421
                                                                    -----------
         Total Current Assets                                               421
                                                                    -----------

Equipment, net of accumulated
 depreciation of $7,754                                                  14,953
Other assets                                                                 48
                                                                    -----------

TOTAL ASSETS                                                        $    15,422
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                 251,557
  Stock compensation payable                                             27,450
  Customer deposits                                                      60,000
  Notes payable, related parties                                        668,989
  Notes payable, other                                                  250,000
                                                                    -----------
         Total Current Liabilities                                    1,257,996
                                                                    -----------

TOTAL LIABILITIES                                                     1,257,996
                                                                    -----------

Commitments and contingencies                                                 -
 (Notes 1,2,4,5,6,7,8,9,10,11,and 12)

Stockholders' (Deficit):
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   1,000,000 issued and outstanding                                         100
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   17,012,884 issued and outstanding                                      1,701
  Additional Paid In Capital                                          7,823,778
  Stock subscriptions receivable,
   services                                                          (3,799,764)
  Accumulated (Deficit)                                              (5,268,389)
                                                                    -----------

TOTAL STOCKHOLDERS' (DEFICIT)                                        (1,242,574)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $    15,422
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                                             ENTER TECH CORP.
                                             ----------------
                                      (A Development Stage Company)

                                         STATEMENTS OF OPERATIONS

                                                                                                     For the
                                                                                                   Period from
                                                                                                    August 18,
                                                                                                  1997 (date of
                                                                                                    inception)
                                                          Year Ended           Year Ended             through
                                                         December 31,         December 31,          December 31,
                                                             2000                 1999                  2000
                                                         -----------          -----------          ------------
Revenue                                                  $         -          $         -          $          -
                                                         -----------          -----------          ------------

Expenses:
        Salaries                                             117,489                    -               117,489
        Depreciation                                           6,935                  819                 7,754
        Management fees                                            -                    -                30,000
        Supplies                                              19,499                1,647                24,430
        Professional fees                                    812,537              198,441             1,073,373
        Rent                                                  71,117               16,200               100,262
        Sales promotion                                            -               20,500                20,500
        Travel                                               130,529               34,281               173,873
        Telephone                                             21,495                8,718                36,613
        Stock for services                                 1,873,673            1,258,074             3,131,747
        Other                                                269,902               18,985               290,709
        Write down of carrying
         value of Technology and
         License Agreement                                         -                    -               227,943
                                                         -----------          -----------          ------------
        Total Operating Expenses                           3,323,176            1,557,665             5,234,693
                                                         -----------          -----------          ------------

Net Operating (Loss)                                      (3,323,176)          (1,557,665)           (5,234,693)

Other Income (Expense):
        Interest income                                            5                    -                     5
        Interest expense                                     (33,701)                   -               (33,701)
                                                         -----------          -----------          ------------

Net (Loss)                                               $(3,356,872)         $(1,557,665)         $ (5,268,389)
                                                         -----------          -----------          ------------

Per Share                                                $      (.31)         $      (.42)         $       (.89)
                                                         ===========          ===========          ============

Weighted Average Shares
 Outstanding                                              10,743,108            3,683,333             5,887,147
                                                         ===========          ===========          ============


                  The accompanying notes are an integral part of the financial statements.



                                                        ENTER TECH CORP.
                                                        ----------------
                                                 (A Development Stage Company)

                                         STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                For the Period from August 18, 1997 (date of inception) through
                                                      December 31, 1999


                                                                      Subscriptions  Additional
                       Preferred    Stock      Common        Stock      Receivable    Paid-in    Accumulated
                       No./Shares   Amount   No./Shares      Amount     Services      Capital     (Deficit)      Total
                       ----------   ------   ----------      -------  -------------  ----------  -----------   -----------

Balance at
August 18, 1997                -    $    -            -      $     -   $        -   $        -   $         -   $         -

Common stock
issued for cash,
at inception,
at $.01 per share              -         -    2,400,000          240            -      235,684             -       235,924

Net loss for
the period ended
December 31, 1997              -         -            -            -            -            -      (237,924)     (237,924)
                       ---------    ------   ----------      -------   ----------   ----------   ------------  ------------
Balance at
December 31, 1997              -         -    2,400,000          240            -      235,684      (237,924)       (2,000)

Recapitalization               -         -    1,250,000          125            -      (16,046)            -       (15,921)

Net loss for
the year ended
December 31, 1998              -         -            -            -            -            -      (115,928)     (115,928)
                       ---------    ------   ----------      -------   ----------   ----------   -----------   -----------
Balance at
December 31, 1998              -         -    3,650,000          365            -      219,638      (353,852)     (133,849)

Common stock issued
for services at $.81           -         -      200,000           20            -      161,980             -       162,000

Net loss for
the year ended
December 31, 1999              -         -            -            -            -            -    (1,557,665)   (1,557,665)
                       ---------    ------   ----------      -------   ----------   ----------   ------------  ------------
Balance at
December 31, 1999              -         -    3,850,000          385            -      381,618    (1,911,517)   (1,529,514)


                         The accompanying notes are an integral part of the financial statements.




                                                        ENTER TECH CORP.
                                                        ----------------
                                                 (A Development Stage Company)

                                  STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) (Continued)

                                For the Period from August 18, 1997 (date of inception) through
                                                      December 31, 1999


                                                                      Subscriptions  Additional
                       Preferred    Stock      Common        Stock      Receivable    Paid-in    Accumulated
                       No./Shares   Amount   No./Shares      Amount     Services      Capital     (Deficit)      Total
                       ----------   ------   ----------      -------  -------------  ----------  -----------   -----------

Preferred stock
issued for
services               1,000,000    $  100            -      $     -            -     $ 249,900  $         -   $   250,000

Common stock issued
for services                   -         -    3,428,598          342            -     1,275,452            -     1,275,794

Common stock
subscribed for
future services                -         -    3,125,000          313   (3,799,764)    5,273,125            -     1,473,674

Common stock
issued for cash                -         -    1,129,286          113            -       132,387            -       132,500

Common stock
issued for
acquisitions                   -         -    5,480,000          548            -        35,296            -        35,844

Additional paid-in
capital Reserve
Foundation Trust               -         -            -            -            -       476,000            -       600,000

Net loss for
the year ended
December 31, 2000              -         -            -            -            -             -   (3,356,872)   (3,356,872)
                       ---------    ------   ----------      -------   ----------    ----------  -----------   -----------
Balance at
December 31, 2000      1,000,000    $  100   17,012,884      $ 1,701   (3,799,764)   $7,823,778  $(5,268,389)  $(1,242,574)
                       =========    ======   ==========      =======   ==========    ==========  ===========   ===========



                         The accompanying notes are an integral part of the financial statements.


                                                     ENTER TECH CORP.
                                                     ----------------
                                              (A Development Stage Company)

                                                 STATEMENTS OF CASH FLOWS

                                                                                                          For the
                                                                                                        Period from
                                                                                                         August 18,
                                                                                                       1997 (date of
                                                                                                         inception)
                                                               Year Ended           Year Ended             through
                                                              December 31,         December 31,          December 31,
                                                                  2000                 1999                  2000
                                                              -----------          -----------          ------------
Cash Flows from Operating Activities:
 Net (Loss)                                                   $(3,356,872)         $(1,557,665)          $(5,268,389)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Depreciation                                                     6,935                  819                 7,754
   Stock for services                                           1,873,673            1,258,074             3,131,747
  (Increase) decrease in other
   assets                                                             (48)                   -                   (48)
  Increase in customer deposits                                         -                    -                60,000
  Increase in accounts payable
   and accrued expenses                                           216,045               34,387               251,557
                                                              -----------           ----------           -----------
  Net Cash (Used in) Operating
   Activities                                                  (1,260,267)            (264,385)           (1,817,379)
                                                              -----------           ----------           -----------

Cash Flows from Investing Activities:
  Acquisition of equipment                                        (14,515)              (8,192)              (22,707)
                                                              -----------           ----------           -----------
   Net Cash (Used in) Investing
    Activities                                                    (14,515)              (8,192)              (22,707)
                                                              -----------           ----------           -----------

Cash Flows from Financing Activities:
   Preferred and common stock issued
    and additional paid-in capital                                825,515                    -             1,045,518
   (Increase) in deferred offering costs                         (124,000)                   -              (124,000)
   Increase in notes payable,
    other                                                         234,194               15,806               250,000
   Increase in payable, related
    parties                                                       339,480              256,785               668,989
                                                              -----------           ----------           -----------
Net Cash Provided by
 Financing Activities                                           1,275,189              272,591             1,840,507
                                                              -----------           ----------           -----------

Increase in Cash                                                      407                   14                   421

Cash, Beginning of Period                                              14                    -                     -
                                                              -----------          -----------           -----------

Cash, End of Period                                           $       421          $        14           $       421
                                                              ===========          ===========           ===========

Interest Paid                                                 $    33,701          $         -           $    33,701
                                                              ===========          ===========           ===========

Income Taxes Paid                                             $         -          $         -           $         -
                                                              ===========          ===========           ===========

                     The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

     (c)  Basis of Presentation - Going Concern
          -------------------------------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management is attempting to raise additional capital.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


     (c)  Basis of Presentation - Going Concern, Continued
          ------------------------------------------------

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

     (d)  Income Taxes
          ------------

          As of December 31, 2000, the Company had net operating losses available for carryover to future years of approximately $5,270,000, expiring in various years through 2020. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2000, the company has total deferred tax assets of approximately $1,054,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,054,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

(2)  Business Combinations
     ---------------------

     On June 2, 1998, Enter Tech Corp. (Company), completed a business combination with Links, Ltd., a development stage company. Pursuant to the business combination, 3,235,000 shares of the Company's common stock were issued for 100% of the issued and outstanding stock of Links, Ltd. Subsequently, 835,000 of the shares issued pursuant to this business combination were canceled resulting in 2,400,000 net shares issued. Since the controlling shareholders of Links, Ltd. own approximately 65.7% of the Company, a controlling interest in the Company, the transaction was accounted for as a reverse acquisition whereby, the equity accounts of Links, Ltd. were carried over into the accompanying financial statements. Links, Ltd. was incorporated on August 18, 1997.

     On January 7, 2000, the Company entered into an agreement with Shopping Mall Online, Inc. and an individual whereby the Company acquired 80% of the outstanding common stock of Shopping Mall Online. The consideration for the acquisition was 2,400,000 shares of the Company's common stock. The agreement also provided that if for any reason the Company's common stock was not trading above a $1.00 bid price at the time the Rule 144 restrictive legend on the stock certificate for the 2,400,000 shares of the Company's common stock is removed, the Company would issue additional shares of its common stock to the individual. The value of the additional shares to be issued will be equal to the difference between $2.4 million and the value of the 2,400,000 shares of common stock issued under the agreement based on the then existing bid price.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(2)  Business Combinations, Continued
     --------------------------------

     The business combination has been accounted for as a purchase. No goodwill has been recorded in the transaction because the former owner of Shopping Mall Online, Inc. now owns 31% of the Company. The 2,400,000 shares of common stock have been recorded at predecessor cost of Shopping Mall Online, Inc. All costs related to development of Shopping Mall Online, Inc. have been expensed.

     The agreement also provided the voting rights with respect to the common stock of Shopping Mall Online would remain with the individual until the restrictive legend on the 2,400,000 shares of the Company's common stock is removed.

     On October 27, 2000, the Company agreed to sell the controlling interest in Shopping Mall Online back to its management. The Company redeemed 1,920,000 shares of the Company's common stock from the president of Shopping Mall Online, Inc. in exchange for 1,440,000 shares of Shopping mall Online's common stock being held by the Company. The president of Shopping Mall online retained 480,000 restricted shares of the Company's common stock, and the Company retained 480,000 shares of Shopping Mall Online's common stock.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(2)  Business Combinations, Continued
     --------------------------------

     The 5,000,000 shares of restricted common stock that were issued to WavePower, Inc. increased the Company's outstanding shares of common stock to 12,783,000. The transaction was recorded at predecessor cost since the 5,000,000 shares were approximately 39% of the Company's total issued and outstanding shares of common stock.

     Effective September 26, 2000, the Company rescinded this Plan of Reorganization and Acquisition. The former shareholders of WavePower, Inc. have not returned the Company's common stock nor funds advanced to WavePower during the period from April 19, 2000 through the date of rescission. The 5,000,000 shares are shown as outstanding at December 31, 2000. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

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

(4)  Notes Payable, Related Parties
     ------------------------------

     As of December 31, 2000, notes payable to related parties totaled $668,989. These notes bear interest at approximately 12% per annum and are payable in one year.

(5)  Consulting and Employment Agreements
     ------------------------------------

     Effective July 1, 1998, the Company entered into a one year contract with the Vice President of the Company, which required this individual to provide consulting services for fees of $500 per month and 750,000 shares of stock to be issued pursuant to a Form S-8 Registration Statement. The Company has paid no compensation to this individual to date and has not issued the 750,000 shares of stock. The December 31, 2000 financial statements include an accrual of stock and services payable in the amount of $7,500 related to services performed by this individual.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(5)  Consulting and Employment Agreements
     ------------------------------------

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

     Effective January 1, 2000, the Company entered into an agreement with a consultant to provide consulting services for assistance in completing a private placement or secondary offering, and other consulting services. The consultant is to be paid $10,000 per month plus 200,000 shares of restricted common stock per year provided the business plan established for the Company is met. The term is for two years, expiring on December 31, 2001.

     Effective January 1, 2000, the Company entered into an agreement with a director of the Company, to attempt to build revenues of the Company and assist in the development of the Company's product. The director is to be paid $10,000 per month plus expenses. At December 31, 2000, the Company owed $133,104 in consulting fees to the director. The term is for two years, expiring December 31, 2002, with an option to renew for two additional years.

     Effective May 15, 2000, the Company entered into an employment agreement with an individual to research market conditions and conduct feasibility studies of projects being considered by the Company. The employee is to be paid $18,000 per year plus certain benefits. The agreement expires on May 15, 2001.

     Effective May 22, 2000, the Company entered into an executive compensation agreement with the Company's current president. The president is to be paid $10,000 per month plus certain benefits. The term is for two years with an option to renew for an additional two year period on June 30, 2002.

     Effective August 1, 2000, the Company entered into an agreement with an attorney to provide legal services to the Company. The attorney is to be paid $5,000 per month plus $5,000 per month in publicly traded stock of the Company. The agreement expires on August 1, 2001 with an automatic renewal of one year unless terminated earlier.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(5)  Consulting Agreements, Continued
     --------------------------------

     Effective September 1, 2000, the company entered into an agreement with a consultant to provide assistance in developing business opportunities and revenue. The consultant is to be paid $8,000 monthly plus expenses. The agreement expires on August 31, 2001 with an option to renew for two additional years.

(6)  Marketing and Administration of Sales Agreement
     -----------------------------------------------

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

(7)  Preferred Stock
     ---------------

     On April 10, 2000, the board of directors of the Company agreed to establish two voting trusts in which the Company would place 5,000,000 shares of the Company's preferred stock. The first trust initially had 3,000,000 preferred shares being held in reserve for the acquisition of WavePower, Inc. as outlined in the definitive agreement. Because of the rescission of the WavePower acquisition, the board of directors elected to hold the 3,000,000 preferred shares for future use. The second trust contains 2,000,000 preferred shares of Company stock that will be used for the benefit and distribution to the officers, directors and significant consultants to the Company with the option of a distribution of up to 1,000,000 of these preferred shares for additional compensation as they may, from time to time, come available to the Company. As of December, 2000, these 1,000,000 preferred shares were issued to two directors and a consultant of the Company. The 1,000,000 preferred shares were recorded as compensation in the amount of $250,000. The director of the Company will retain sole voting rights for both trusts.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(7)  Preferred Stock, Continued
     --------------------------

     The 5,000,000 shares of preferred stock have the following rights, privileges and limitations:

     (a) Liquidation preference to receive any distributions in liquidation of the Company up to the amount of $0.10 per share, but does not participate in any additional distributions,

     (b) Right to vote five votes per share on all issues considered by the shareholders,

     (c) Convertible into two shares of common stock for each share of preferred, and

     (d) Callable by the Company upon 30 days written notice at $.001 per share, provided that the holder may convert the preferred into common stock during the 30-day period.

(8)  Common Stock
     ------------

     During the year ended December 31, 1999, the Company issued 200,000 shares of its restricted common stock in exchange for services. Also during the year ended December 31, 1999, the Company committed to issuing 1,543,000 shares of its restricted common stock in exchange for services. A total of $1,103,574 was accrued to reflect the stock compensation payable at December 31, 1999. All but 20,000 of these shares were issued during 2000.

     During the year ended December 31, 2000, the Company issued 3,428,598 of its restricted common stock in exchange for services. Also during the year ended December 31, 2000, the Company committed to issuing 50,000 shares of its restricted common stock in exchange for services. The total accrued stock compensation payable at December 31, 2000 was $19,950. Also during the year ended December 31, 2000, the Company issued 1,129,286 shares of its restricted common stock for $132,500 cash. Also during the year ended December 31, 2000, the Company issued 7,500 to its president as an adjustment to a previous issuance.

     Also during the year ended December 31, 2000, the Company issued 3,125,000 shares of its restricted common stock to various entities in exchange for future marketing and other services to be performed during the 12-18 month period following the execution of the agreements.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(8)  Common Stock, Continued
     -----------------------

     During November 2000, the Company rescinded these agreements due to concern regarding possible violations of various securities and common laws. The Company has requested the return of the 3,125,000 shares which have not been returned. The marketing and other services are being amortized over the agreement periods.

     Also during the year ended December 31, 2000, the Company hired an entity to procure additional short-term funding. As a result, the Company issued 2,000,000 shares of its restricted common stock. The entity sold 370,000 shares of such stock to a third party for $60,000. The Company has received $10,000, the entity received $15,000 in commissions, and the balance of $35,000 remains due and owing to the Company. The remaining 1,630,000 shares were returned to the Company and canceled.

(9)  Equity Financing Agreement
     --------------------------

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

     On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10,000,000 in funds to the Company. As of June 12, 2000, $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of the Company met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, the Company instructed corporate counsel to prepare to take whatever action it deemed is appropriate and in the best interest of the Company. As of April 11, 2001, counsel had not yet taken action on the matter. The stock certificates for the 6,000,000 shares of common stock were canceled during the last quarter of 2000. The Company is attempting to make another agreement with the Reserve Foundation Trust whereby the trust would provide additional funding in exchange for restricted shares of the Company's common stock. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


(10) Litigation
     ----------

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

(11) Litigation- Former Officer
     --------------------------

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

(12) License Agreement
     -----------------

     Effective October 27, 2000, the Company entered into a license agreement with an entity whereby the Company agreed to purchase 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within three months. The Company agreed to purchase an additional 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within nine months. The Company is also responsible to license this technology and to promote, develop a market, sell and distribute custom music CD products created by the digital vending machines. The term of this agreement shall become effective on the date the manufacturer receives the first purchase order and shall continue for five years, unless terminated in accordance with the terms of the agreement.

(13) Joint Venture Agreement
     ------------------------

     Effective October 13, 2000, the Company entered into a joint venture agreement with an entity, whereby the entity would be the exclusive provider of communications needs for the Company's projects including all communications installation and management for the kiosk purchased and deployed by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principals or practices or financial statement disclosures since the Company's inception


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Certain information with respect to the Directors and Officers of the Company is as follows:

Name                  Age      Positions and Offices Held
--------              ---      ---------------------------------

Sam J. Lindsey        51       Chairman of the Board, Chief Executive Officer
                               and Director

Gregory J. Kaiser     47       President, Secretary and Director

Mark A. Thomas        34       Director


     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's Officers and Directors, nor are there any arrangements or understandings between any of the Directors or Officers of the Company or any person pursuant to which any Officer or Director was or is to be selected as an Officer or Director.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he or she has served as such, and the business experience of such persons during at least the last five years.

SAM J. LINDSEY. Mr. Lindsey joined Enter Tech in 1998 and was appointed Chairman of the Board of Directors, CEO and President in July 1999.With the appointment of Mr. Kaiser as President, he remains Chairman and CEO of the company. Since 1993 he has served as a private consultant to numerous emerging growth companies, providing guidance for product development. Previously, he managed the systems engineers and sales staff for XL/Data, where he established and managed over $35,000,000 in operating leases for various clients. From 1979 to 1989, Mr. Lindsey served as President of Job Management and Accounting Software, Inc. where he grew the company from a staff of 3 to more than 20 with locations nationwide. The company developed and sold software for mid-range IBM computers for the construction and job shop-manufacturing environment. He sold his interest in the company to work with public companies providing hardware and software for IBM systems. Mr. Lindsey is a former U.S. Marine and holds a B.S. in Construction and Real Estate Management and Finance from the University of Denver.

GREGORY J. KAISER. Mr. Kaiser has been a consultant to Enter Tech since March 1999 in the areas of business formation and capital structure. He was appointed President of the company in June 2000. Previously he served Chief Operating Officer of Jenncor Trading, where he developed a proprietary trading desk in addition to his management duties. Previously he was the Senior Vice President of First Options of Chicago, which was the largest clearing firm on the Philadelphia Stock Exchange. He has held seats on the Chicago Board of Trade and the Pacific Stock Exchange. Mr. Kaiser has been involved in various aspects of financial management, securities, equity options, and financial futures on a professional level since 1976.


MARK A. THOMAS. Mr. Thomas worked in the entertainment industry designing and installing post product facilities for over 5 years. His duties involved engineering editing bay, duplication and sound facilities as well as participating in several design teams responsible for digital video production. Being fluent in the communications technology as well as computer networking led him to the telecommunications environment, primarily the convergence of the two technologies. Mr. Thomas was a founder and engineer of NCG, Inc. for a seven year period ending February 2001.

     Vernon C. Kendrick was issued 4,415,000 shares of the Company's common stock in April of 2000. This stock was issued as consideration in the Company's acquisition of WavePower, Inc. The Company has rescinded the WavePower transaction for misrepresentation of and lack of value in the WavePower stock received by the Company. It is the Company's position that these shares are void and not validly issued. However, pending receipt and cancellation of the certificates for these shares or a binding legal determination that they are not validly issued they are included as outstanding in this report. If these shares were validly issued, they would constitute 25.9% of the Company's outstanding stock. To the knowledge of the Company, Mr. Kendrick has not filed a Form 3 reporting any beneficial ownership of this stock under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

     On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who has served as a director of the Company since July 30, 1999 and who served as its President from July 30, 1999 through May 31, 2000. Under the Agreement, Mr. Lindsey is to devote his full working time and best efforts to develop revenues for the Company. The agreement, as amended on January 1, 2000 and March 1, 2000: (i) provided for a consulting fee of $5,000 a month from August 1, 1999 through February 29, 2000; (ii) provides for a fee of $10,000 a month from March 1, 2000 through its term ending December 31, 2002; and (iii) provided that he became the Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. The Company has not had sufficient funds to pay Mr. Lindsey the fees due under the Agreement. Accordingly, for the period from July 30, 1999 through December 31, 1999, be was paid $20,000 in cash and $40,000 in the form of a promissory note. For the year 2000, he was paid $45,750 in cash and $59,250 in the form of a promissory note. These notes bear interest at 12% per annum and are due December 31. 2001.

     During 1999, the Company paid Gregory J. Kaiser the President, Secretary and a director of the Company, consulting fees of $20,000 in cash and $9,820 in the form of a promissory note. Under the provisions of Consulting and Employment Agreements dated September 1, 1999, May 22, 2000 and July 1, 2000; (i) Mr. Kaiser served as a consultant to the Company from September 1, 1999 through May 31, 2000 and from July 1, 2000 to the present; (ii) he served the Company as an employee at a salary of $9,000 a month for June of 2000 which was paid in cash;
(iii) he received consulting fees at the rate of $5,000 a month paid in cash for the four month period ended December 31, 1999 (a total of $20,000); (iv) he has received consulting fees at the rate of $5,000 a month for the period January 1, 2000 through May 31, 2000 and at the rate of $10,000 a month for the period July 1, 2000 through December 31, 2000 which total $85,000 and were paid in the form of a promissory note; and (v) the term of the amended agreement ends June 30, 2002. The promissory notes to Mr. Kaiser bear interest at the rate of 12% per annum and are due December 31, 2001. In December of 2000, the Company issued 500,000 shares of its common stock each to Mr. Lindsey and Mr. Kaiser as additional compensation for services.

     The Company does not have any retirement, pension, profit-sharing or insurance or medical reimbursement plans for its officers or directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

Title of     Name, Position(s) and Address               Amount of Beneficial
of Class          of Beneficial Owner                          Ownership            Percentage of Class
--------     ------------------------------              ---------------------      -------------------
Common       Sam J. Lindsey, Chairman of the Board,
             Chief Executive Officer and Director
             3407 Riva Ridge Drive
             Ft. Collins, Colorado 80526                         900,000                    5.28%

             Gregory J. Kaiser, President,
             Secretary and Director
             P.O. Box 774104
             Steamboat Springs, Colorado 80477                   600,000                    3.52%

             Mark A. Thomas, Director
             4519 W. 6th Street
             Greeley, Colorado 80634                              60,000                     .03%


             All Officers and Directors as a
             Group (3 persons)                                 1,560,000                    8.83%


             D. William Thomas, Beneficial Shareholder
             937 East 7th Street
             Loveland, Colorado 80537                            900,000                    5.28%

             E.M.M. Company Trust, Beneficial Shareholder
             22585 Seaver Court
             Santa Clarita, California 91350                   1,378,600                     8.1%

             Vernon C. Kendrick, Beneficial Shareholder
             255 SW 14th Place
             Boca Raton, Florida 33432                         4,415,000(1)                 25.9%(1)

             The Challenge Limited
             c/o The Belize Bank, Ltd
             60 Market Square #364
             Belize City, Belize                                 900,000(2)                 5.28%(2)

------------------
(1) These shares we issued in the acquisition of 80% of the stock of WavePower, Inc. in April of 2000. The Company has rescinded that transaction because of misrepresentation of and lack of value in the consideration received for these shares. See Item 1. Above. Accordingly, it is the Company's position that these shares were not validly issued and will not be considered as outstanding by the Company. However, pending receipt and cancellation of the certificate representing these shares and/or a binding legal determination that they are not validly issued they will be listed herein.

(2) These shares were issued in exchange for a contractual promise to perform services for the Company. On September 13, 2000, the Company notified the holder that the service contract was canceled for failure of performance and other legal issues and that this stock was not validly issued. It is the Company's position that these shares were not validly issued and will not be considered outstanding by the Company. However, pending receipt and cancellation of the certificate representing these shares and/or a binding legal determination that they are not validly issued, they will be listed herein.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Messrs. Sam J. Lindsey, Gregory J. Kaiser, and Mark A. Thomas, the officers and directors of the Company, may be deemed to be its "parents", as that term is defined under the Securities Act of 1934, by virtue of their positions. In addition, Mr. D. William Thomas, a Founder and a principal shareholder of the Company may be deemed to be such a parent.

     On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who became a director and President of the Company on July 30, 1999. Under the agreement Mr. Lindsey is to devote his full working time and best efforts to develop revenues. The agreement is for a two-year term ending December 31, 2000 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999 the total accrued amount due to Mr. Lindsey was $40,000. The Company has issued its promissory note to Mr. Lindsey for this $40,000. The note is due December 31, 2000 and bears interest at the rate of 12% per annum. It is anticipated that this agreement will remain in place and accruals of or payments on the consulting fee continued, until the Company develops salary compensation package for its officers at which time the agreement will be terminated. In addition to the accrual of the consulting fee to Mr. Lindsey, the Company on November 20, 1999, authorized the issuance of 400,000 shares to him of the common stock. On December 1, 2000, the Company issued 500,000 shares to Mr. Lindsey as compensation for services under the Agreement.

     On January 1, 1999, the Company entered into a consulting agreement with Mr. D. William Thomas under which he has and is to provide services to the Company. The agreement is for a term of two years ending December 31, 2001 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999, the total accrued amount due to Mr. Thomas was $40,000. The Company has issued its promissory note to Mr. Thomas for this $40,000. The note is due December 31, 2001 The Company has issued an additional note to Mr. Thomas for $60,000 for the consulting fees for the year 2000. This note also bears 12% interest per annum and is due December 31, 2001, and bears interest at the rate of 12% per annum. This agreement also provides for the issuance to Mr. Thomas of 200,000 shares of common stock per year if certain business goals are met by the Company. On November 20, 1999, the Company authorized the issuance to Mr. Thomas of 500,000 shares of common stock as total stock compensation for all consulting services rendered and to be entered under the agreement.

     On December 1, 2000,the Company issued 500,000 shares of common stock to Gregory J. Kaiser, as officer and director of the Company. These shares were issued to Mr. Kaiser as compensation for services rendered.

     On April 19, 2000, the Company issued 4,415,000 shares of its common stock to Vernon C. Kendrick in the transaction in which the Company acquired 80% of the outstanding stock of WavePower, Inc. These 4,415,000 shares would constitute approximately 25.9% of the Company's outstanding stock as of March 1, 2001. The Company has rescinded the WavePower acquisition because of misrepresentation of and lack of value in the consideration received by the Company. The Company has demanded the certificates for these shares be returned for cancellation and has instructed the Company's Transfer Agent that they are not to be transferred. It is the Company's position that these shares are void and not validly issued. However, pending receipt and cancellation of the certificates for the shares and/or a binding legal determination that they were not validly issued they are included in this report.

     For details of the lease by the Company of its office facilities in Loveland, Colorado from an entity owned by D. William Thomas, a principal shareholder of the Company, see ITEM 2. DESCRIPTION OF PROPERTY.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.


EXHIBIT
NUMBER            DESCRIPTION                                 LOCATION
-------           ------------                                --------
3(i).1            Articles of Incorporation                   Incorporated by Reference to Exhibit 2.1
                                                              to the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96. (No. 0-21275)

3(i).2            Articles of Merger (containing              Incorporated by Reference to Exhibit 3(i).2 to
                  Amendment to Articles of                    the Registrant's Form 10-KSB for the period
                  Incorporation to change name)               ended December 31, 1999. (No. 0-21275)

3(ii).1           Bylaws                                      Incorporated by reference to Exhibit 2.2 to
                                                              the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96. (No. 0-21275)

3(ii).2           Amendment to Bylaws                         Incorporated by Reference to Exhibit 3(ii).2 to
                                                              the Registrant's Form 10-KSB for the period
                                                              ended December 31, 1999. (No. 0-21275)

10.1              Lock-up Agreements by Company               Incorporated by reference to Exhibit 3.1 to
                  Shareholders                                the Registrant's Form 10-SB Registration
                                                              Statement filed on 8/28/96. (No. 0-21275)

10.2              Joint Venture Agreement with                Incorporated by reference to Exhibit 10-B of
                  A.W. Hogan                                  the Registrant's Form 8-K filed 6/2/98
                                                              (No. 0-21275)

10.3              Form 8-K dated 6/2/98 Relative to           Incorporated by reference to Form 8-K filed
                  Business Combination with Links, Ltd.       on August 12, 1998. (No. 0-21275)

10.4              Consulting Agreement dated 1/1/99           Incorporated by reference to Exhibit 10.2
                  Between Company and Advance                 to Form 10-QSB for period ended 6/1/99
                  Marketing Analysis                          filed on August 23, 1999. (No. 0-21275)

10.5              Consulting Agreement dated 1/1/99           Incorporated by reference  to Exhibit 10.3 to
                  Between Company and Sam J. Lindsey          Form 10-QSB for period ended 6/1/99
                                                              filed on August 23, 1999. (No. 0-21275)

10.6              Agreement and Plan of Reorganization        Incorporated by reference to Exhibit 10.1 to
                  dated 1/7/2000 Between Company and          Form 8-K filed on January 21, 2000. (No. 0-21275)
                  and Shopping Mall Online, Inc.





10.7              Stock Purchase and Subscription             Incorporated by reference to Exhibit 10.7 to
                  Agreement Between Company and               Registrant's Form 10-KSB for the period
                  The Reserve Foundation Trust                ended December 31, 1999. (No. 0-21275)

10.8              Promissory Note of Company to               Incorporated by reference to Exhibit 10.8 to
                  The Reserve Foundation Trust                Registrant's Form 10-KSB for the period
                                                              ended December 31, 1999. (No. 0-21275)

10.9              Reorganization Agreement dated              Incorporated by reference to Exhibit 2.1 to Form
                  April 19, 2000 among Enter Tech             10-QSB for Quarter Ended March 31, 2000.  Filed
                  Corporation, WavePower, Inc.,               on May 15, 2000. (No. 0-21275)
                  and Vernon C. Kendrick

10.10             Employment Agreement among Enter            Incorporated by Reference to Exhibit 10.1 to Form
                  Tech Corporation, WavePower, Inc.,          10-QSB for Quarter Ended March 31, 2000.  Filed
                  and Vernon C. Kendrick                      on May 15, 2000. (No. 0-21275)

10.11             Voting Trust Agreement                      Incorporated by Reference to Exhibit 10.1 to Form
                                                              10-QSB for Quarter Ended March 31, 2000.  Filed
                                                              on May 15, 2000. (No. 0-21275)

10.12             Joint Venture Agreement between             Filed Herewith
                  Enter Tech Corporation and Northern
                  Communications Group, Inc. dated
                  10/13/00

10.13             Licensing Agreement between Enter           Filed Herewith
                  Tech Corporation and Hitdisc.com, Inc.
                  dated 10/27/00

10.14             Employment Agreement between                Filed Herewith
                  Enter Tech Corporation and Gregory
                  J. Kaiser



     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SIGNATURE                TITLE                                         DATE

/s/ Sam J. Lindsey       Chairman of the Board,                   April 12, 2001
------------------       (Chief Executive Officer and Director)


/s/ Mark A Thomas        Director                                 April 12, 2001
-----------------

/s/ Gregory J. Kaiser    Secretary and Director                   April 12, 2001
---------------------    (Principal Financial and
                         Accounting Officer)