Form 10QSB
period 2001-03-31
ENTER TECH CORP
filed 2001-05-15
CIK 1021725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 2001

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001 was 17,039,984 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                          3

               Consolidated Balance Sheets as of
                 March 31, 2001 and December 31, 2000                       4

               Consolidated Statements of Operations,
                 Three Months Ended March 31, 2001 and
                 March 31, 2000                                             5

               Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 2001 and
                 March 31, 2000                                             6

               Notes to Consolidated Financial Statements                   7

     Item 2.   Plan of Operation                                           14

Part II.  Other Information                                                17

     Item 1.   Legal Proceedings                                           17

     Item 2.   Changes in Securities                                       17

     Item 3.   Defaults upon Senior Securities                             17

     Item 4.   Submission of Matters to a Vote of Security Holders         17

     Item 5.   Other Information                                           17

     Item 6.   Exhibits and Reports on Form 8-K                            17

Signatures                                                                 18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying balance sheet of Enter Tech Corporation as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


                                              /s/ Schumacher & Associates, Inc.

                                              Schumacher & Associates, Inc.
                                              Certified Public Accountants
                                              2525 Fifteenth Street, Suite 3H
                                              Denver, Colorado 80211
May 14, 2001

                          ENTER TECH CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                   ASSETS

                                                       March 31      December 31
                                                         2001           2000
Current Assets
 Cash                                                 $       339    $      421
                                                      -----------    ----------
  Total Current Assets                                        339           421

Equipment, net of accumulated
 depreciation of                                           15,010        14,953
Other                                                          48            48
                                                      -----------    ----------

  Total Assets                                        $    15,397    $   15,422
                                                      ===========    ==========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                 $   284,083    $  251,557
     Checks in excess of bank balance                      12,382             -
     Stock compensation payable                            27,450        27,450
     Customer deposits                                     60,000        60,000
     Notes payable, related parties                       763,531       668,989
     Notes payable, other                                 250,000       250,000
                                                      -----------    ----------
  Total Current Liabilities                             1,397,446     1,257,996
                                                      -----------    ----------

  Total Liabilities                                     1,397,446     1,257,996
                                                      -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10,11,12 and 13)                       -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                    100           100
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          17,089,984 shares issued and
          outstanding at March 31, 2001 and
          17,012,884 at December 31, 2000                   1,709         1,701
     Additional paid-in capital                         7,829,553     7,823,778
     Stock subscriptions receivable,
      services                                         (3,149,614)   (3,799,764)
     Accumulated deficit                               (6,063,797)   (5,268,389)
                                                      -----------    ----------
Total Stockholders' (Deficit)                          (1,382,049)   (1,242,574)
                                                      -----------    ----------

Total Liabilities and
      Stockholders' (Deficit)                          $    15,397    $   15,422
                                                       ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                            ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                Three Months        Three Months
                                                   Ended               Ended
                                                  March 31,          March 31,
                                                    2001                2000

Revenues                                        $          -        $         -
                                                ------------        -----------

Operating Expenses:
     Depreciation                                      1,135                410
     Professional fees                               115,714             77,162
     Rent                                                  -              4,500
     Stock issued for services                       655,933              9,000
     Travel                                                -              2,572
     Telephone                                         1,514                863
     Other                                                73              1,835
                                                ------------        -----------
       Total Operating Expenses                      774,369             96,342
                                                ------------        -----------

Net Operating (Loss)                                (774,369)           (96,342)

Other (Expenses):
     Interest (expense)                              (21,039)                 -
                                                ------------        -----------

Net Loss to Common Shareholders                 $   (795,408)       $   (96,342)
                                                ============        ===========

Net Loss Per Common Share                       $       (.05)       $      (.01)
                                                ============        ===========

Weighted Average Number
 of Shares Outstanding                            17,089,984          7,783,000
                                                ============        ===========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months     Three Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       2001             2000
Cash Flows Operating Activities:
     Net (loss)                                    $  (795,408)      $  (96,342)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                      1,135              410
       Stock for services                              655,933            9,000
       (Increase) in note receivable
        related parties                                      -          (23,515)
       Increase in accounts payable
        and accrued expenses                            44,908           16,659
                                                    ----------       ----------

  Net Cash (Used in) Operating
   Activities                                          (93,432)         (93,788)
                                                    ----------       ----------

Cash Flows from Investing Activities
    (Acquisition) of furniture and
     equipment                                          (1,192)               -
                                                    ----------       ----------

  Net Cash (Used in) Investing
   Activities                                           (1,192)               -
                                                    ----------       ----------

Cash Flows from Financing
 Activities:
   Increase in notes payable                                 -          100,000
   Increase in payable, related
    parties                                             94,542           35,785
                                                   -----------       ----------

  Net Cash Provided by Financing
   Activities                                           94,542          135,785
                                                   -----------       ----------

Increase (decrease) in Cash                                (82)          41,997
                                                   -----------       ----------

Cash, Beginning of Period                                  421               14
                                                   ===========       ==========

Cash, End of Period                                $       339       $   42,011
                                                   ===========       ==========

Interest Paid                                      $    21,039       $        -
                                                   ===========       ==========

Income Taxes Paid                                  $         -       $        -
                                                   ===========       ==========

The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

(1)  Condensed Financial Statements
     ------------------------------

The financial statements included herein have been prepared by Enter Tech Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto.

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

(5)  Preferred Stock, Continued
     --------------------------

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

(9)  Employment/Consulting Contracts, continued
     ------------------------------------------

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

(10) Marketing and Other Services Agreements
     ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $823,523 to an expense representing the services performed as of March 31, 2001. In November 2000, the Company rescinded these agreements and requested the 3,125,000 shares be returned to the Company. See note 12.

(11) Common Stock
     ------------

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

                             ENTER TECH CORPORATION
                 NOTES TO FINANCIAL CONSOLIDATED STATEMENTS
                              March 31, 2001
                               (Unaudited)

(11) Common Stock, continued
     -----------------------

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

(12) Licensing Agreement
     -------------------

Effective October 27, 2000, the Company entered into a licensing venture agreement with an entity whereby the Company agreed to purchase 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within three months. The Company agreed to purchase an additional 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within nine months. The Company is also responsible to license this technology and to promote, develop a market, sell and distribute custom music CD products created by the digital vending machines. The term of this agreement shall become effective on the date the manufacturer receives the first purchase order and shall continue for five years, unless terminated in accordance with the terms of the agreement.

(13) Joint Venture Agreement
     -----------------------

Effective October 13, 2000, the Company entered into a joint venture agreement with an entity, whereby the entity would be the exclusive provider of communications needs for the Company's projects including all communications installation and management for the kiosk purchased and deployed by the Company.

ITEM 2. PLAN OF OPERATION

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

OVERVIEW

     The Company is a successor to Links, Ltd. a Wyoming corporation, and neither entity has had revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks or vending machines that would market computer software, music and possibly digital video stored on discs. For several years, the Company unsuccessfully attempted to develop a commercially viable kiosk to provide such services

     In the third quarter of 2000, the Company management elected to change their business plans to encompass a third-party agreement with HitDisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the Company. The agreement calls for Enter Tech to purchase and deploy the Hitdisc kiosks and to provide the communications infrastructure for those units. Hitdisc.com, Inc. will provide management for the entire kiosk system including management of royalties, software development and all normal operational aspects.

     To facilitate communications infrastructure for the this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdisc kiosks purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product. Hitdisc is currently continuing its beta tests prior to attempting further market penetration.

     The Company has since changed its focus to facilitate the infrastructure and marketing of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the business-to-business market segment. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment. The Company is currently marketing the services to the hospitality, apartment and office building market segments.

RECENT SIGNIFICANT EVENTS

     On December 19, 2000, Enter Tech Corporation formed QuickGold 2000, LLC, a limited liability company, registered in the State of Colorado for future marketing purposes that may necessitate a joint venture -type of operational agreement. As of the date of this filing, no activities or members have been added to the LLC.


     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Trust under which it was to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, $600,000 of additional funds had been received making a total amount received from the Trust of $850,000. At this time the Company was informed by the Trust that it would not be able to complete the scheduled investments as provided under the agreement. After extensive discussions with the Trust in August of 2000 the Company instructed its counsel to take appropriate action to protect the Company's best interests. As of May 10, 2001, the Trust and the Company are in the process of finalizing documents for a settlement all issues relating to the stock purchase agreement and the Trust's default thereunder. It is anticipated that, if completed, the settlement will result in the Trust acquiring common stock of the Company in an amount materially less than the 6,000,000 shares for the $850,000 previously invested and an additional investment materially less than the $9,150,000 remaining amount due under the agreement. Although the Company has issued a stock certificate for the 6,000,000 shares to be purchased by the Trust, no shares have or will be delivered to the Trust until the issues between the Trust and the Company has been resolved.

     The current number of shares issued and outstanding as of March 31 was 17,039,984 shares, which includes 5,000,000 shares of restricted common stock issued as part of the initial WavePower, Inc. acquisition which was rescinded on September 12, 2000. These shares have not been returned to treasury and are being treated by the Company as is explained in footnotes attached to the 10-KSB report for the year ending December 31, 2000.

DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

     In the third quarter of 2000, the Company management elected to change their business plans to encompass a third-party agreement with HitDisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the company. Hitdisc continues its beta tests prior to attempting further market penetration.

     To facilitate communications infrastructure for the this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for projects undertaken by Enter Tech.

     The Company has finalized the infrastructure and marketing of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the business-to-business market segment. The service has been named "Custom Room Connect (TM)" and will be marketed as such. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment. The Company is currently marketing the services to the hospitality, apartment and office building market segments. Both NCG and Enter Tech are currently reviewing several possible Value Added Reseller (VAR) agreements with vendors in both the appliance and video distribution segments.

     We have not established a specific level of revenues, earnings or assets below which we would not consider a potential target company for an alliance. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing any such agreements, we cannot assure you that any alliance will be successful or that we will achieve the expected benefits from such a transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, Enter Tech had $339 in cash, and current liabilities of $1,397,446. This represented a working capital deficit of $1,397,107

     As of March 31, 2001, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

     Since the Company can still only assume that the Reserve Foundation Trust private placement will not completed and that no settlement may be reached, and that another source of substantial funding has not yet been finalized, Enter Tech anticipates that it may not be able to maintain a development schedule that would move the projects forward and Enter Tech will be dependent upon the acquisition of additional capital to fund its operations over the next 12-month period.

     Enter Tech has finalized its managing member agreement with the newly formed QuickGold 2000, LLC. In the event that QuickGold is successful in completing a membership offering, then Enter Tech may be able to operate for the next 12-month period. The company cannot guarantee that any revenue earned as the managing member of QuickGold 2000, LLC will be sufficient to continue operations.

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

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with 7 other defendants as described in the Second Quarter 10-QSB.There has been no discovery to date and the case is its early stages. Accordingly, we cannot predict the outcome of this litigation at this time.


ITEM 2.  CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

     For the period January 1, 2001 through March 31, 2001, there have been no securities issued by Enter Tech without registration under the Securities Act of 1933.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               NONE

          (b)  Form 8-K

               No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENTER TECH CORP.


Dated:  May 15, 2001             By: /s/ Sam Lindsey
                                     -------------------------------------------
                                     Sam Lindsey, Chairman and Chief Financial
                                     Officer