Form 10QSB
period 2001-06-30
ENTER TECH CORP
filed 2001-08-14
CIK 1021725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001 was 17,039,984 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     INDEX

                                                                       Page
                                                                      Number
                                                                      ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                          3

               Consolidated Balance Sheets as of
                 June 30, 2001 and December 31, 2000                        4

               Consolidated Statements of Operations,
                 Three Months Ended June 30, 2001 and
                 June 30, 2000                                              5

               Consolidated Statements of Cash Flows,
                 Three Months Ended June 30, 2001 and
                 June 30, 2000                                              6

               Notes to Consolidated Financial Statements                   7

     Item 2.   Plan of Operation                                           14

Part II.  Other Information                                                19

     Item 1.   Legal Proceedings                                           19

     Item 2.   Changes in Securities                                       19

     Item 3.   Defaults upon Senior Securities                             19

     Item 4.   Submission of Matters to a Vote of Security Holders         19

     Item 5.   Other Information                                           19

     Item 6.   Exhibits and Reports on Form 8-K                            19

Signatures                                                                 20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying consolidated balance sheet of Enter Tech Corporation as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                              /s/ Schumacher & Associates, Inc.

                                              Schumacher & Associates, Inc.
                                              Certified Public Accountants
                                              2525 Fifteenth Street, Suite 3H
                                              Denver, Colorado 80211
August 13, 2001

                             ENTER TECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                      June 30      December 31
                                                        2001           2000
Current Assets
 Cash                                                $         -    $      421
                                                     -----------    ----------
  Total Current Assets                                         -           421

Equipment, net of accumulated
 depreciation of                                          13,876        14,953
Other                                                         48            48
                                                     -----------    ----------

  Total Assets                                       $    13,924    $   15,422
                                                     ===========    ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses           $   375,661    $  251,557
     Checks in excess of bank balance                        123             -
     Stock compensation payable                           27,450        27,450
     Customer deposits                                    60,000        60,000
     Notes payable, related parties                      856,431       668,989
     Notes payable, other                                250,000       250,000
                                                     -----------    ----------
  Total Current Liabilities                            1,569,665     1,257,996
                                                     -----------    ----------

  Total Liabilities                                    1,569,665     1,257,996
                                                     -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10,11,12 and 13)                      -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                   100           100
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          17,089,984 shares issued at
          June 30, 2001 and 17,012,884
          at December 31, 2000                             1,709         1,701
     Additional paid-in capital                        4,982,584     7,823,778
     Stock subscriptions receivable,
      services                                          (302,363)   (3,799,764)
     Accumulated deficit                              (6,237,489)   (5,268,389)
                                                     -----------    ----------
                                                      (1,555,459)   (1,242,574)

     Treasury Stock, 2,825,000 shares                       (282)            -
                                                     -----------    ----------

Total Stockholders' (Deficit)                         (1,555,741)   (1,242,574)
                                                     -----------    ----------

Total Liabilities and Stockholders'
 (Deficit)                                           $    13,924    $   15,422
                                                     ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months       Three Months
                                                  Ended               Ended
                                                 June 30,            June 30,
                                                   2001                2000
                                               ------------       ------------

Revenues                                       $          -        $         -
                                               ------------        -----------

Operating Expenses:
     Salaries                                             -            129,943
     Depreciation                                     1,135              3,750
     Professional fees                              120,180            208,627
     Rent                                            27,000             28,632
     Stock issued for services                            -            608,998
     Travel                                               -             64,944
     Telephone                                          744             10,559
     Other                                            3,278             97,894
                                               ------------        -----------
       Total Operating Expenses                     152,337          1,153,347
                                               ------------        -----------

Net Operating (Loss)                               (152,337)        (1,153,347)

Other (Expenses):
     Interest (expense)                             (21,356)           (16,850)
                                               ------------        -----------

Net Loss to Common Shareholders                $   (173,693)       $(1,170,197)
                                               ============        ===========

Net Loss Per Common Share                      $       (.01)       $      (.08)
                                               ============        ===========

Weighted Average Number
 of Shares Outstanding                           17,089,984         15,346,333
                                               ============        ===========


    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months         Six Months
                                                   Ended               Ended
                                                  June 30,            June 30,
                                                    2001                2000
                                                 ----------         ----------


Revenues                                        $          -        $         -
                                                ------------        -----------

Operating Expenses:
     Salaries                                              -            129,943
     Depreciation                                      2,270              4,160
     Professional fees                               235,894            285,789
     Rent                                             27,000             33,132
     Stock issued for services                       655,933            617,998
     Travel                                                -             67,516
     Telephone                                         2,259             11,422
     Other                                             3,349             82,878
                                                ------------        -----------
       Total Operating Expenses                      926,705          1,232,838
                                                ------------        -----------

Net Operating (Loss)                                (926,705)        (1,232,838)

Other (Expenses):
     Interest (expense)                              (42,395)           (37,501)
                                                ------------        -----------

Net Loss to Common Shareholders                 $   (969,100)       $(1,266,539)
                                                ============        ===========

Net Loss Per Common Share                       $       (.06)       $      (.09)
                                                ============        ===========

Weighted Average Number
 of Shares Outstanding                            17,089,984         14,435,333
                                                ============        ===========


The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Six Months       Six Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                      2001             2000
                                                  -----------      -----------
Cash Flows Operating Activities:
     Net (loss)                                   $  (969,100)    $ (1,266,539)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                     2,270            4,160
       Stock for services                             655,933          617,998
       (Increase) in note receivable
        related parties                                     -           (4,173)
       Increase in accounts payable
        and accrued expenses                          124,226           46,496
       Other                                                -          (12,239)
                                                   ----------      -----------

  Net Cash (Used in) Operating
   Activities                                        (186,671)        (614,297)
                                                   ----------      -----------

Cash Flows from Investing Activities
    (Investment) in equipment                          (1,192)         (59,527)
    Deferred offering costs                                 -         (100,000)
                                                    ----------       ----------

  Net Cash (Used in) Investing
   Activities                                           (1,192)        (159,527)
                                                    ----------       ----------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                               -          600,000
   Increase in notes payable                                 -          234,194
   Increase in payable, related
    parties                                            187,442           32,142
                                                   -----------       ----------

  Net Cash Provided by Financing
   Activities                                          187,442          866,336
                                                   -----------       ----------

Increase (decrease) in Cash                               (421)          92,512

Cash, Beginning of Period                                  421               14
                                                   ===========       ==========

Cash, End of Period                                $         -       $   92,526
                                                   ===========       ==========

Interest Paid                                      $    42,395       $   33,701
                                                   ===========       ==========

Income Taxes Paid                                  $         -       $        -
                                                   ===========       ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)


(2)  Business Combinations, continued
     --------------------------------

Effective December 19, 2000, QuickGold 2000 LLC was formed to further the business of the joint venture agreement discussed in note 13, and became a wholly owned subsidiary of the Company.

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

(5)  Preferred Stock, Continued
     --------------------------

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

(9)  Employment/Consulting Contracts, continued
     ------------------------------------------

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

(10) Marketing and Other Services Agreements
     ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $823,523 to an expense representing the services performed as of June 30, 2001. In November 2000, the Company rescinded these agreements and requested the 3,125,000 shares be returned to the Company. During the quarter ended June 30, 2001, 2,825,000 of these shares were returned to the Company and recorded as treasury stock.

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

During the year ended December 31, 2000, the Company issued 3,428,598 of its restricted common stock in exchange for services. Also during the year ended December 31, 2000, the Company committed to issuing 50,000 shares of its restricted common stock in exchange for services. The total accrued stock compensation payable at December 31, 2000 was $19,950. Also during the year

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                               (Unaudited)

(11) Common Stock, continued
     -----------------------

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

During November 2000, the Company rescinded these agreements due to concern regarding possible violations of various securities and common laws. The Company has requested the return of the 3,125,000 shares, of which 2,825,000 have been returned. The marketing and other services were being amortized over the agreement periods.

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

OVERVIEW

     The Company is a successor to Links, Ltd. a Wyoming corporation, and neither entity has had revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks or vending machines that would market computer software, music and possibly digital video stored on discs. For several years, the Company unsuccessfully attempted to develop a commercially viable kiosk to provide such services

     In the third quarter of 2000, the Company management elected to change their business plans to encompass, among other things, the provision of high-speed-access (HSA) to certain market segments that include hospitality and multi-unit dwellings. To facilitate communications infrastructure for the this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas NCG will be the exclusive provider of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the targeted market segments. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment. The Company is currently evaluating the market for services to the hospitality, apartment and office building market segments. We cannot assure you that we will ever be able to develop a high speed access system for the hospitality and multi-unit dwelling market segments, nor can we assure you that any related concept licensed from another company will be a commercially viable product.


RECENT SIGNIFICANT EVENTS

     On August 10, 2001 Gregory J. Kaiser resigned as President of Enter Tech to pursue other opportunities. He will remain a Director of the company.

     On June 30, 2001 Enter Tech received stock returned by 3 of the 4 companies that had entered into marketing and service agreements for various parts of the world with the Company on June 6, 2000. On September 13, 2000 Enter Tech formally notified each group that their contracts were cancelled because of lack of performance and potential legal issues and 3,100,000 restricted common stock issued for future services be returned to Enter Tech immediately. Those companies are:

         Profile Venture, Ltd,.                               800,000 shares
         The Challenge, Ltd,                                  900,000 shares
         Skyline Marketing Associates, Ltd.                   825,000 shares

The Wall Street Relations Group has not yet returned the 300,000 shares issued to them as part of this transaction

     In a related transaction, on August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd to establish several possible investment groups or partners for immediate funding needs of the company the Company. Enter Tech issued 2,000,000 shares of restricted common stock to Profile for this pending activity. Enter Tech found that an agreement had been consummated and that funds for 100,000 shares at $0.60 per share of Enter Tech restricted stock had been exchanged between Profile and a third party. On further investigation Enter Tech found that 270,000 additional restricted shares were committed as part of this contract as an escrow agreement held against registration of the stock for public trading. The funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock. Profile management returned all but 270,000 shares and the 100,000 shares that had been sold to the third party. The board of Enter Tech Corporation received 2,825,000 shares from the 3 companies listed above and have authorized the return of the shares of stock related to this transaction to treasury. The management and legal counsel for Enter Tech are aggressively working towards a complete solution in this matter.

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants. Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell, and manage to Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. The company has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture might be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems.

     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Reserve Foundation Trust under which the trust is to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, at total of $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of Enter Tech met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, Enter Tech instructed corporate counsel to prepare to take whatever action is deemed is appropriate and in the best interest of the officers, directors, management, employees and shareholders of Enter Tech. Counsel delivered an opinion letter to the management of Enter Tech on this issue on August 17, 2000. After review, a formal letter from Enter Tech counsel was forwarded to the known agents of the Trust on September 4, 2000 notifying them of default and a demand to perform. The Agents for the Trust and Company management continue to work towards resolution of this matter, but as of August 10, 2001 no agreement has been reached.

     The current number of shares issued and outstanding as of June 30 was 17,089,984 shares, which includes 5,000,000 shares of restricted common stock issued as part of the initial WavePower, Inc. acquisition, which was rescinded on September 12, 2000. These shares have not been returned to treasury and are being treated by the Company as is explained in footnotes attached to the 10-KSB report for the year ending December 31, 2000.

DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants. Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell, and manage to Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. The Company has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture may be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems.

     The Company intends to re-establish its infrastructure over the next 120 days so that it may participate with the Joint Venture as a marketing contractor or in other such role that would increase the Joint Venture's revenue. Enter Tech has been able to establish several potential clients for the Custom-Room-Connect program in Europe and Latin America and intends to pursue them to broker potential foreign licenses for use of the system. Management also intends to clarify and resolve all outstanding issues with the WavePower, Inc. rescission, remaining monetary issues with Profile Ventures Group, and with the Reserve Foundation Trust. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing any such agreements, we cannot assure you that any alliance will be successful or that we will achieve the expected benefits from any of these transactions or agreements.


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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, Enter Tech had no cash on hand, and current liabilities of $1,569,665. This represented a working capital deficit of $1,569,665.

     As of June 30, 2001, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

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

     On February 24, 2000, the Company initiated a civil action by it against Jerry Stiles, a/k/a Gerald C. Stiles, a former officer of and consultant to the Company, in the District Court of Douglas County, Colorado and Stiles answered with a counterclaim as described in the 10QSB filing for the period ending March 31, 2000. As of August 6, 2001, there has been no material change in the status of this suit.

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with 7 other defendants as described in the Second Quarter 10-QSB, for the period ended June 30, 2000. There has been no discovery to date and the case is its early stages. Accordingly, we cannot predict the outcome of this litigation at this time.


ITEM 2.  CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

     For the period January 1, 2001 through June 30, 2001, there has been only one security transaction authorized by Enter Tech without registration under the Securities Act of 1933.

     On May 31, 2001 Enter Tech Corporation entered into a Compromise Settlement Agreement and Mutual Release with Northern Communications Group, Inc. (NCG) where Enter Tech agreed to pay NCG 60,000 shares of the company's restricted common stock in exchange for release of $13,150 in past due accounts. No person acted as an underwriter with respect to this issuance and no underwriting discounts or commissions were paid therefore. These securities were sold in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act as a transaction no involving a public offering under Section 4(2) of the Securities Act. The securities were: (I) acquired for investment;
(ii) issued to a supplier of the Company familiar with the Company; and (iii) issued as "restricted securities" as defined under the Securities Act. The Certificates issued to represent these securities contain a restrictive legend denoting their status as restricted securities.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               NONE

          (b)  Form 8-K

               No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENTER TECH CORP.


Dated:  August 13, 2001           By: /s/ Sam Lindsey
                                     -------------------------------------------
                                     Sam Lindsey, Chairman and Chief Financial
                                     Officer