Form 10QSB
period 2001-09-30
ENTER TECH CORP
filed 2001-11-13
CIK 1021725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 2001 was 17,089,984 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                         3

               Consolidated Balance Sheets as of
                 September 30, 2001 and December 31, 2000                  4

               Consolidated Statements of Operations,
                 Three Months Ended September 30, 2001 and
                 September 30, 2000                                        5

               Consolidated Statements of Operations,
                 Nine Months Ended September 30, 2001 and
                 September 30, 2000                                        6

               Consolidated Statements of Cash Flows,
                 Nine Months Ended September 30, 2001 and
                 September 30, 2000                                        7

               Notes to Consolidated Financial Statements                  8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                               15

Part II.  Other Information                                               19

         Item 1.  Legal Proceedings                                       19

         Item 2.  Changes in Seurities                                    19

         Item 3.  Defaults upon Senior Securities                         19

         Item 4.  Submission of Matters to a Vote of Security
                    Holders                                               19

         Item 5.  Other Information                                       19

         Item 6.  Exhibits and Reports on Form 8-K                        19

Signatures                                                                20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
Loveland, Colorado

We have reviewed the accompanying consolidated balance sheet of Enter Tech Corporation as of September 30, 2001, and the related consolidated statements of operations and cash flows for the Nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

November 13, 2001

                          ENTER TECH CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                     ASSETS

                                                   September 30   December 31
                                                       2001           2000
Current Assets
 Cash                                               $         -    $      421
                                                    -----------    ----------
  Total Current Assets                                        -           421

Equipment, net of accumulated
 depreciation of $9,967                                  12,740        14,953
Other                                                        48            48
                                                    -----------    ----------

  Total Assets                                      $    12,788    $   15,422
                                                    ===========    ==========

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses          $   431,809    $  251,557
     Checks in excess of bank balance                       123             -
     Stock compensation payable                          27,450        27,450
     Customer deposits                                   60,000        60,000
     Notes payable, related parties                     919,431       668,989
     Notes payable, other                               250,000       250,000
                                                    -----------    ----------
  Total Current Liabilities                           1,688,813     1,257,996
                                                    -----------    ----------

  Total Liabilities                                   1,688,813     1,257,996
                                                    -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10,11,12 and 13)                     -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                  100           100
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          17,089,984 shares issued at
          September 30, 2001 and 17,012,884
          at December 31, 2000                            1,709         1,701
     Additional paid-in capital                       4,982,584     7,823,778
     Stock subscriptions receivable,
      services                                         (302,363)   (3,799,764)
     Accumulated deficit                             (6,357,773)   (5,268,389)
                                                    -----------    ----------
                                                     (1,675,743)   (1,242,574)

     Treasury Stock, 2,825,000 shares                      (282)            -
                                                    -----------    ----------

Total Stockholders' (Deficit)                        (1,676,025)   (1,242,574)
                                                    -----------    ----------

Total Liabilities and Stockholders'
 (Deficit)                                          $    12,788    $   15,422
                                                    ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                              Three Months       Three Months
                                                 Ended               Ended
                                             September 30,       September 30,
                                                  2001                2000

Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Depreciation                                    1,136              3,824
     Professional fees                              80,872            208,766
     Rent                                           13,615            136,688
     Stock issued for services                           -            515,150
     Travel                                              -             50,254
     Telephone                                           -              8,567
     Other                                             223             19,046
                                              ------------        -----------
       Total Operating Expenses                     95,846            942,295
                                              ------------        -----------

Net Operating (Loss)                               (95,846)          (942,295)

Other (Expenses):
     Interest (expense)                            (24,438)           (16,850)
                                              ------------        -----------

Net Loss to Common Shareholders               $   (120,284)       $  (959,145)
                                              ============        ===========

Net Loss Per Common Share                     $       (.01)       $      (.04)
                                              ============        ===========

Weighted Average Number
 of Shares Outstanding                          17,089,984         22,319,549
                                              ============        ===========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                         Nine Months         Nine Months
                                           Ended               Ended
                                        September 30,       September 30,
                                            2001                2000

Revenues                                      $          -        $         -
                                              ------------        -----------

Operating Expenses:
     Salaries                                            -            129,943
     Depreciation                                    3,406              7,984
     Professional fees                             316,766            494,555
     Rent                                           40,615            169,820
     Stock issued for services                     655,933          1,133,148
     Travel                                              -            117,770
     Telephone                                       2,259             19,989
     Other                                           3,572             98,124
                                              ------------        -----------
       Total Operating Expenses                  1,022,551          2,171,333
                                              ------------        -----------

Net Operating (Loss)                            (1,022,551)        (2,171,333)

Other (Expenses):
     Interest (expense)                            (66,833)           (54,351)
                                              ------------        -----------

Net Loss to Common Shareholders               $ (1,089,384)       $(2,225,684)
                                              ============        ===========

Net Loss Per Common Share                     $       (.06)       $      (.10)
                                              ============        ===========

Weighted Average Number
 of Shares Outstanding                          17,089,984         22,319,549
                                              ============        ===========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Nine Months       Nine Months
                                                     Ended            Ended
                                                 September 30,     September 30,
                                                     2001             2000
Cash Flows Operating Activities:
     Net (loss)                                 $ (1,089,384)    $ (2,225,684)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                    3,406            7,984
       Stock for services                            655,933        1,133,148
       (Increase) in note receivable
        related parties                                    -           (7,002)
       Increase in accounts payable
        and accrued expenses                         180,374          131,684
       Other                                               -           28,500
                                                  ----------      -----------

  Net Cash (Used in) Operating
   Activities                                       (249,671)        (931,370)
                                                  ----------      -----------

Cash Flows from Investing Activities
    (Investment) in equipment                         (1,192)         (68,272)
    Deferred offering costs                                -         (100,000)
                                                  ----------       ----------

  Net Cash (Used in) Investing
   Activities                                         (1,192)        (168,272)
                                                  ----------       ----------

Cash Flows from Financing
 Activities:
   Common stock issued and
    additional paid-in capital                             -          732,500
   Increase in notes payable                               -          234,194
   Increase in payable, related
    parties                                          250,442          144,979
                                                 -----------       ----------

  Net Cash Provided by Financing
   Activities                                        250,442        1,111,673
                                                 -----------       ----------

Increase (decrease) in Cash                             (421)          12,031

Cash, Beginning of Period                                421               14
                                                 ===========       ==========

Cash, End of Period                              $         -       $   12,045
                                                 ===========       ==========

Interest Paid                                    $    66,833       $   54,351
                                                 ===========       ==========

Income Taxes Paid                                $         -       $        -
                                                 ===========       ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)


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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)


(5)  Preferred Stock, Continued
     --------------------------

(a) It is convertible into two shares of common stock for each share of preferred, and;

(b) It is callable by the Company upon 30 days written notice at $.001 per share, provided that the holder may convert the preferred into common stock during the 30-day period.

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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)


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

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)


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

(10) Marketing and Other Services Agreements
     ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $823,523 to an expense representing the services performed as of September 30, 2001. In November 2000, the Company rescinded these agreements and requested the 3,125,000 shares be returned to the Company. During the quarter ended June 30, 2001, 2,825,000 of these shares were returned to the Company and recorded as treasury stock.

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

During the year ended December 31, 2000, the Company issued 3,428,598 of its restricted common stock in exchange for services. Also during the year ended December 31, 2000, the Company committed to issuing 50,000 shares of its restricted common stock in exchange for services. The total accrued stock

                             ENTER TECH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                               (Unaudited)

(11) Common Stock, continued
     -----------------------

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

(13) Joint Venture Agreement
     -----------------------

Effective October 13, 2000, the Company entered into a joint venture agreement with an entity, whereby the entity would be the exclusive provider of communications needs for the Company's projects including all communications installation and management for the kiosk purchased and deployed by the Company. On June 15, 2001, The Company licensed its portion of the joint venture agreement to another entity.

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

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants. Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell and manage the Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. Global has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture might be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems.

     On March 15, 2000, Enter Tech entered into a stock purchase and subscription agreement with the Reserve Foundation Trust under which the trust is to purchase 6,000,000 restricted shares of Enter Tech common stock in exchange for cash of $10 million. When the agreement was signed, the Trust provided Enter Tech with $50,000 in interim debt financing. That amount was subsequently increased to a total of $250,000. On May 4, 2000, the Trust indicated that all conditions to the stock purchase had been satisfied and that it would go forward with providing the $10 million in funds to Enter Tech. As of June 12, 2000, at total of $600,000 of the subscribed funds had been received. On July 19, 2000, the Board of Directors of Enter Tech met to discuss banking/funding problems with the Reserve Foundation Trust. As of August 1, 2000, Enter Tech instructed corporate counsel to prepare to take whatever action is deemed is appropriate and in the best interest of the officers, directors, management, employees and shareholders of Enter Tech. Counsel delivered an opinion letter to the management of Enter Tech on this issue on August 17, 2000. After review, a formal letter from Enter Tech counsel was forwarded to the known agents of the Trust on September 4, 2000 notifying them of default and a demand to perform. The Agents for the Trust and Company management continue to work towards resolution of this matter, but as of November 13, 2001 no agreement has been reached.

     The current number of shares issued and outstanding as of November 13, 2001 was 17,089,984 shares, which includes 5,000,000 shares of restricted common stock issued as part of the initial WavePower, Inc. acquisition, which was rescinded on September 12, 2000. These shares have not been returned to treasury and are being treated by the Company as is explained in footnotes attached to the 10-KSB report for the year ending December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, Enter Tech had no cash on hand, and current liabilities of $1,688,813. This represented a working capital deficit of $1,688,813

     As of September 30, 2001, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

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


ITEM 2.  CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

     For the period January 1, 2001 through September 30, 2001, there has been only one security transaction authorized by Enter Tech without registration under the Securities Act of 1933.

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


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               NONE

          (b)  Form 8-K

               No reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ENTER TECH CORP.


Dated:  November 13, 2001           By: /s/ Sam Lindsey
                                     -------------------------------------------
                                     Sam Lindsey, Chairman and Chief Financial
                                     Officer