Form 10KSB
period 2001-12-31
ENTER TECH CORP
filed 2002-04-15
CIK 1021725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM l0-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year ended: December 31, 2001

                          Commission File No. 0-21275



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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-8 is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Issuer's common stock held by non-affiliates as of April 10, 2002 (valued at the average of the bid and asked price as of April 10, 2001) was $927,474.

The Issuer had no revenues in its most recent fiscal year.

As of April 10, 2002, a total of 17,089,984 shares of common stock were outstanding.

Documents incorporated by reference. There are no (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                           Traditional Small Business Disclosures
                           Format (Check one):
                           Yes        No  X
                               ---       ---

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item 1:   Description of Business..........................................   3

Item 2:   Description of Property .........................................   7

Item 3:   Legal Proceedings................................................   7

Item 4:   Submission of Matters to a Vote of Security Holders..............   7

Item 5:   Market for Common Equity and Related Matters.....................   7

Item 6:   Plan of Operation................................................  10

Item 7:   Financial Statements.............................................  11

Item 8:   Changes in and Disagreements with Accountants on
          Accounting Financial Disclosure .................................  27

Item 9:   Directors and Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act..............................................  27

Item 10:  Executive Compensation...........................................  28

Item 11:  Security Ownership of Certain Beneficial
          Owners and Management............................................  29

Item 12:  Certain Relationships and Related Transactions...................  30

Item 13:  Exhibits and Reports on Form 8-K.................................  31

Signatures.................................................................  32

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL AND HISTORY

     Enter Tech Corporation. (the "Company"), formerly known as Walnut Capital, Inc. was incorporated on July 1, 1996, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since incorporation and has no active business operations to date.

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

The Challenge Limited       900,000 shares      Development of Latin American
                                                markets, strategic partners and
                                                affiliations

Profile Venture, Ltd.       800,000 shares      Development of Pacific Rim
                                                Markets, strategic partners and
                                                Affiliations

Skyline Marketing
  Associates, Ltd.         825,000 shares       Developments of European
                                                Union markets, strategic
                                                Partners and affiliations

Wall Street Relations
  Group                    300,000 shares       Investor and Public
                                                Relations Services

California Business        300,000 shares       Business Information and
  Intelligence, Inc.                            Intelligence services


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

     On August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd. to establish several possible investment groups or partners for immediate funding needs of the company. The management of Profile agreed to enter into a subscription agreements for a total of one million dollars in the next ten days for two million shares of Enter Tech restricted stock. Due to the urgency of the financial situation and the apparent favorable relationship with Profile management, the board concluded that sending certificates for the stock prior to having an executed subscription agreement was reasonable, as Profile management indicated that the stock would be held in escrow until the funds were released. Management of Profile then presented a subscription agreement with unacceptable terms to Enter Tech management that was immediately rejected. Profile indicated that this was only a draft agreement, but as further due diligence was completed, Enter Tech found that an agreement had already been consummated and that funds for 100,000 shares at $0.60 per share had been exchanged between Profile and a third party. The funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock. Profile management returned all but 270,000 shares and the 100,000 shares that had been sold to the third party. On further investigation Enter Tech found that these restricted shares were committed as part of this contract as an escrow agreement held against registration of the stock for public sale. The management and legal counsel for Enter Tech are working towards a solution in this matter.

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

     On December 19, 2000, Enter Tech Corporation formed QuickGold 2000, LLC, a limited liability company, registered in the State of Colorado for future marketing purposes that may necessitate a joint venture -type of operational agreement. As of the date of this filing, no activities or members have been added to the LLC. As of July, 2001 Enter Tech Corporation entered into a license agreement with Global Marketing Consultants for the marketing rights to the QuickGold concept.


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

     To facilitate communications infrastructure for this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdisc kiosk purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product. Hitdisc is currently continuing its beta tests prior to attempting further market penetration. The Hitdisc project has been put in suspense for lack of a beneficial beta test.

     The Company has since changed its focus to facilitate the infrastructure and marketing of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the business-to-business market segment. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants (which is wholly owned by D. William Thomas, a director and President of the Company. Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell, and manage the Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. The Company has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture may be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems. On February 11, 2002 Global Marketing Consultants notified Enter Tech Corporation that it was terminating its Comprehensive License Agreement due to the many misinterpretations that exist in the Agreement. Currently, Global and the Company are restructuring the License Agreement to remove any misunderstanding that currently exist. The new agreement should be in place within the next 30 days.

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


EMPLOYEES

    As of December 31, 2001, the Company had no full-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

     On July 1, 2000 Enter Tech entered into a lease agreement to pay $3,000 per month for approximately 2,637 square feet of office space located at 1031 N. Lincoln Avenue, Loveland, Colorado for a term of 5 years. The company has not yet occupied the space. The Company is still currently occupying space at 430 East 6th Street, Loveland, Colorado on a month-to-month basis for a rental fee of $1,500 per month. The Company has not been able to operate efficiently out of the space at 430 East 6th Street,. However, it is still anticipated that the facilities on Lincoln Avenue will provide for adequate space for the projected term of the lease. The Company intends to move into these new facilities when such becomes practicable, depending upon availability of additional capital. The Company has still not finalized its plans for occupancy for the new facility. The Company reached an agreement with Global Marketing for Global to assume the lease on 1031 Lincoln St and 430 E. 6th St.

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

          Period                                   High                    Low
         --------                                -------                  ------

January 2000 - March 2000                        $5.0000                  $  .75
April 2000 - June 2000                           $3.7500                  $1.125
July 1990 - September 2000                       $1.6250                  $  .25
October 2000 - December 2000                     $0.2812                  $  .80
January 2001 - March 2001                        $5.1100                  $ .057
April 2001- June 2001                            $0.1000                  $ .055
June 2001 - September 2001                       $0.0900                  $ .040
October 2001 - December 2001                     $0.0600                  $ .020


     The number of record holders of common stock of the Company as of March 31, 2002 was 77.

         The holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. The Company has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future.

         The Company did not sell any securities during the period from January 1, 2001 through March 31, 2002 without registration under the Securities Act of 1933.


ITEM 6.  PLAN OF OPERATION

RESULTS OF OPERATIONS

     During the period from the Company's inception on July 1, 1996 until June 2, 1998 the Company engaged in no significant operations other than the search for possible acquisition candidates. The Company received no revenues during this period other than a limited amount of interest income. Since the Company's acquisition of Links, Ltd., the Company has focused on developing a market for its products and on raising capital. The Company currently remains in the development stage and has generated no revenues as of December 31, 2001.

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

     There is no assurance that the kiosks will function as planned by Enter Tech and Hitdisc, or can be manufactured at a unit cost commercially favorable to Enter Tech. We cannot assure you that Enter Tech will be able to generate any revenues from sales or that any sales will be made of kiosks or from kiosk vending operations. Any and all agreements were terminated for lack of any viable beta test information.

     NCG's technology is designed to enhance the kiosk operational design and provide potential customers via high speed Internet access and wireless connectivity in the mall or retail location in addition to the business to business market segment NCG has targeted as part of their marketing plan. The agreement with NCG may enhance the effectiveness of the Hitdisc kiosk commerce activity and vice versa. Additional employees will be required to continue the development process of the services provided by NCG, most of who are expected to be technical professionals. However it is anticipated that these individuals will be in the employ of NCG, not Enter Tech.

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

ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                ENTER TECH CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Report of Independent Certified Public Accountants                          11

Financial Statements:

    Balance Sheet                                                           12

    Statements of Operations                                                13

    Statement of Changes in Stockholders' (Deficit)                         14

    Statements of Cash Flows                                                15

    Notes to Financial Statements                                           16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Enter Tech Corp.
Loveland, CO

We have audited the accompanying balance sheet of Enter Tech Corp. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2001 and 2000 and the period from August 18, 1997 (date of inception) through December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Enter Tech Corp. (a development stage company) as of December 31, 2001, and the results of its statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2001 and 2000 and the period from August 18, 1997 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

April 5, 2002


                                                     ENTER TECH CORP.
                                                     ----------------
                                               (A Development Stage Company)

                                                       BALANCE SHEET
                                                     December 31, 2001

                                                          ASSETS
Current Assets:                                                                               $         -
                                                                                              -----------
         Total Current Assets                                                                           -
                                                                                              -----------

Equipment, net of accumulated
 depreciation of $12,296                                                                           10,411
Other assets                                                                                           48
                                                                                              -----------
TOTAL ASSETS                                                                                  $    10,459
                                                                                              ===========

                                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable and accrued expenses                                                           341,965
  Stock compensation payable                                                                       27,450
  Customer deposits                                                                                60,000
  Notes payable, related parties                                                                1,143,544
  Notes payable, other                                                                            250,000
                                                                                              -----------
         Total Current Liabilities                                                              1,822,959
                                                                                              -----------

TOTAL LIABILITIES                                                                               1,822,959
                                                                                              -----------

Commitments and contingencies (Notes 1,2,4,5,6,7,8,9,10,11,and 12)                                      -

Stockholders' (Deficit):
  Preferred stock, $.0001 par value
   5,000,000 shares authorized,
   1,000,000 issued and outstanding                                                                   100
  Common stock, $.0001 par value
   100,000,000 shares authorized,
   17,089,984 issued and outstanding                                                                1,709
  Additional Paid In Capital                                                                    4,982,584
  Stock subscriptions receivable, services                                                       (115,120)
  Accumulated (Deficit)                                                                        (6,681,491)
                                                                                              -----------
                                                                                               (1,812,218)
  Treasury Stock, 2,825,000 shares                                                                   (282)
                                                                                              -----------
TOTAL STOCKHOLDERS' (DEFICIT)                                                                  (1,812,500)
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                 $    10,459
                                                                                              ===========




The accompanying notes are an integral part of the financial statements.


                                    ENTER TECH CORP.
                                    ----------------
                              (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS

                                                                                      For the
                                                                                    Period from
                                                                                     August 18,
                                                                                    1997 (date of
                                                                                      inception)
                                                  Year Ended        Year Ended         through
                                                 December 31,      December 31,      December 31,
                                                    2001              2000              2001
                                                 -----------       ------------     -------------

Revenue                                          $         -       $         -       $         -
                                                 -----------       -----------       -----------

Expenses:
        Salaries                                           -           117,489           117,489
        Depreciation                                   4,541             6,935            12,295
        Management fees                                    -                 -            30,000
        Supplies                                                        19,499            24,430
        Professional fees                            414,881           812,537         1,488,254
        Rent                                          49,615            71,117           149,877
        Sales promotion                                    -                 -            20,500
        Travel                                             -           130,529           173,873
        Telephone                                      2,259            21,495            38,872
        Stock for services                           843,176         1,873,673         3,974,923
        Other                                          7,903           269,902           298,612
        Write down of carrying
         value of Technology and
         License Agreement                                 -                 -           227,943
                                                 -----------       -----------       -----------
        Total Operating Expenses                   1,322,375         3,323,176         6,557,068
                                                 -----------       -----------       -----------

Net Operating (Loss)                              (1,322,375)       (3,323,176)       (6,557,068)

Other Income (Expense):
        Interest income                                    -                 5                 5
        Interest expense                             (90,727)          (33,701)         (124,428)
                                                 -----------       -----------       -----------

Net (Loss)                                       $(1,413,102)      $(3,356,872)      $(6,681,491)
                                                 -----------       -----------       -----------

Per Share                                        $      (.08)      $      (.31)      $      (.58)
                                                 ===========       ===========       ===========

Weighted Average Shares
 Outstanding                                      17,089,984        10,743,108        11,488,566
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




                                                          ENTER TECH CORP.
                                                          ----------------
                                                   (A Development Stage Company)

                                           STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                                   For the Period from August 18, 1997 (date of inception) through
                                                         December 31, 2001


                                                                               Subscriptions  Additional
                                      Preferred   Stock     Common     Stock    Receivable    Paid-in    Accumulated
                                      No./Shares  Amount  No./Shares  Amount      Services     Capital    (Deficit)        Total
                                      ----------  ------  ----------  -------  ------------  ----------  -----------      ------
Balance at August 18, 1997                   -     $  -            -  $    -    $       -    $        -  $          -  $         -

Common stock issued for cash, at
 inception, at $.01 per share                -        -    2,400,000     240            -       235,684             -       235,924

Net loss for the period
 ended December 31, 1997                     -        -            -       -            -             -      (237,924)     (237,924)
                                     ---------     ----   ----------  ------    ---------   -----------   ------------  ------------
Balance at December 31, 1997                 -        -    2,400,000     240            -       235,684      (237,924)       (2,000)

Recapitalization                             -        -    1,250,000     125            -       (16,046)            -       (15,921)

Net loss for the year ended
 December 31, 1998                           -        -            -       -            -             -      (115,928)     (115,928)
                                     ---------     ----   ----------  ------    ---------   -----------   -----------   -----------
Balance at December 31, 1998                 -        -    3,650,000     365            -       219,638      (353,852)     (133,849)

Common stock issued for services
 at $.81                                     -        -      200,000      20            -       161,980             -       162,000

Net loss for the year ended
 December 31, 1999                           -        -            -       -            -             -    (1,557,665)   (1,557,665)
                                     ---------     ----   ----------  ------    ---------   -----------   ------------  ------------
Balance at December 31, 1999                 -        -    3,850,000     385            -       381,618    (1,911,517)   (1,529,514)








Preferred stock issued
 for services                        1,000,000      100            -       -            -       249,900             -       250,000

Common stock issued
 for services                                -        -    3,428,598     342            -     1,275,452             -     1,275,794

Common stock subscribed
 for future services                         -        -    3,125,000     313   (3,799,764)    5,273,125             -     1,473,674

Common stock issued
 for cash                                    -        -    1,129,286     113            -       132,387             -       132,500
Common stock issued
 for acquisitions                            -        -    5,480,000     548            -        35,296             -        35,844
Additional paid-in capital
 Reserve Foundation Trust                    -        -            -       -            -       476,000             -       476,000

Net loss for the year ended
 December 31, 2000                           -        -            -       -            -             -    (3,356,872)   (3,356,872)
                                     ---------     ----   ---------- -------   ----------    ----------   -----------    ----------
Balance at December 31, 2000         1,000,000      100   17,012,884    1,701  (3,799,764)    7,823,778    (5,268,389)   (1,242,574)

Common stock issued for services             -        -       77,100        8           -         5,775             -         5,783

Return of stock                              -        -            -        -   2,847,251    (2,846,969)            -           282

Amortization of future services              -        -            -        -     837,393             -             -       837,393

Net loss for the year ended
 December 31, 2001                           -        -            -        -           -             -    (1,413,102)   (1,413,102)
                                     ---------     ----   ----------   ------  ----------    ----------   -----------   -----------
Balance at December 31, 2001
                                     1,000,000     $100   17,089,984   $1,709  $ (115,120)   $4,982,584   $(6,681,491)  $(1,812,218)
                                     =========     ====   ==========   ======  ==========    ==========   ============  ===========



The accompanying notes are an integral part of the financial statements.

                                                     ENTER TECH CORP.
                                                     ----------------
                                              (A Development Stage Company)

                                                 STATEMENTS OF CASH FLOWS

                                                                                                                      For the
                                                                                                                    Period from
                                                                                                                     August 18,
                                                                                                                    1997 (date of
                                                                                                                     inception)
                                                                           Year Ended           Year Ended             through
                                                                          December 31,         December 31,          December 31,
                                                                              2001                 2000                   2001
                                                                          -----------          ------------          ------------
Cash Flows from Operating Activities:
 Net (Loss)                                                               $(1,413,102)         $(3,356,872)          $(6,681,491)
 Adjustment to reconcile net
  (loss) to net cash provided
  by operating activities:
   Depreciation                                                                 4,541                6,935                12,295
   Stock for services                                                         843,176            1,873,673             3,974,923
  (Increase) decrease in other
   assets                                                                           -                  (48)                  (48)
  Increase in customer deposits                                                     -                    -                60,000
  Increase in accounts payable
   and accrued expenses                                                        90,409              216,045               341,966
                                                                          -----------          -----------           -----------
  Net Cash (Used in) Operating
   Activities                                                                (474,976)          (1,260,267)           (2,292,355)
                                                                          -----------          -----------           -----------

Cash Flows from Investing Activities:
  Acquisition of equipment                                                           -             (14,515)              (22,707)
                                                                          ------------         -----------           -----------
   Net Cash (Used in) Investing
    Activities                                                                      -              (14,515)              (22,707)
                                                                          -----------          -----------           -----------

Cash Flows from Financing Activities:
   Preferred and common stock issued
    and additional paid-in capital                                                  -              825,515             1,045,518
   (Increase) in deferred offering costs                                            -             (124,000)             (124,000)
   Increase in notes payable,  other                                                -              234,194               250,000
   Increase in payable, related parties                                       474,555              339,480             1,143,544
                                                                          -----------          -----------           -----------
Net Cash Provided by
 Financing Activities                                                         474,555            1,275,189             2,315,062
                                                                          -----------          -----------           -----------

Increase (decrease) in Cash                                                      (421)                 407                     -

Cash, Beginning of Period                                                          421                  14                     -
                                                                          ------------         -----------           -----------

Cash, End of Period                                                       $          -         $       421           $         -
                                                                          ============         ===========           ===========

Interest Paid                                                             $     90,727         $    33,701           $   124,428
                                                                          ============         ===========           ===========

Income Taxes Paid                                                         $          -         $         -           $         -
                                                                          ============         ===========           ===========



The accompanying notes are an integral part of the financial statements.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


     (c)  Basis of Presentation - Going Concern, Continued
          ------------------------------------------------

          Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

     (d)  Income Taxes
          ------------

          As of December 31, 2001, the Company had net operating losses available for carryover to future years of approximately $6,680,000, expiring in various years through 2020. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 2001, the company has total deferred tax assets of approximately $1,336,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,336,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

     Effective September 26, 2000, the Company rescinded this Plan of Reorganization and Acquisition. The former shareholders of WavePower, Inc. have not returned the Company's common stock nor funds advanced to WavePower during the period from April 19, 2000 through the date of rescission. The 5,000,000 shares are shown as outstanding at December 31, 2001. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.

     Effective December 19, 2000, QuickGold 2000 LLC was formed to further the business of the joint venture agreement, and became a wholly owned subsidiary of the Company. QuickGold 2000 LLC has had no operations to date.

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

(4)  Notes Payable, Related Parties
     ------------------------------

     As of December 31, 2001, notes payable to related parties totaled $1,143,544. These notes bear interest at approximately 12% per annum and were payable at December 31, 2001 and 2002.

(5)  Consulting and Employment Agreements
     ------------------------------------

     Effective July 1, 1998, the Company entered into a one year contract with the Vice President of the Company, which required this individual to provide consulting services for fees of $500 per month and 750,000 shares of stock to be issued pursuant to a Form S-8 Registration Statement. The Company has paid no compensation to this individual to date and has not issued the 750,000 shares of stock. The December 31, 2001 financial statements include an accrual of stock and services payable in the amount of $7,500 related to services performed by this individual.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


(5)  Consulting and Employment Agreements, Continued
     -----------------------------------------------

     Effective August 25, 1999, the Company entered into an agreement with a consultant to provide management consulting services to assist in developing the Company. The consultant is to be paid $75 per hour plus 1,000 restricted shares of common stock for every hour worked. At December 31, 2000, the Company owed $3,750 in consulting fees. In addition, the Company agreed to compensate the consultant for other services with restricted common stock.

     Effective January 1, 2000, the Company entered into an agreement with a consultant to provide consulting services for assistance in completing a private placement or secondary offering, and other consulting services. The consultant is to be paid $10,000 per month plus 200,000 shares of restricted common stock per year provided the business plan established for the Company is met. The term is for two years, expiring on December 31, 2001. Subsequent to December 31, 2001 this agreement was terminated.

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

     Effective May 22, 2000, the Company entered into an executive compensation agreement with the Company's prior president. The president was to be paid $10,000 per month plus certain benefits. The term was for two years with an option to renew for an additional two year period on June 30, 2002.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


(5)  Consulting Agreements, Continued
     --------------------------------

     Effective September 1, 2000, the company entered into an agreement with a consultant to provide assistance in developing business opportunities and revenue. The consultant is to be paid $8,000 monthly plus expenses. The agreement expired on August 31, 2001.

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

     During November 2000, the Company rescinded these agreements due to concern regarding possible violations of various securities and common laws. The Company has requested the return of the 3,125,000 shares, of which 2,825,000 have been returned. The remaining 300,000 shares have not been returned. The marketing and other services are being amortized over the agreement periods.

     Also during the year ended December 31, 2000, the Company hired an entity to procure additional short- term funding. As a result, the Company issued 2,000,000 shares of its restricted common stock. The entity sold 370,000 shares of such stock to a third party for $60,000. The Company has received $10,000, the entity received $15,000 in commissions, and the balance of $35,000 remains due and owing to the Company. The remaining 1,630,000 shares were returned to the Company and canceled.

     During the year ended December 31, 2001, the Company issued 77,100 shares of its restricted common stock to two individuals in exchange for services valued at $5,783.

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

(10) Litigation

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

(11) Litigation-Former Officer

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

                                ENTER TECH CORP.
                                ----------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

(12) Licensing Agreement
     -------------------

     Effective October 27, 2000, the Company entered into a licensing venture agreement with an entity whereby the Company agreed to purchase 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within three months. The Company agreed to purchase an additional 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within nine months. The Company was also responsible to license this technology and to promote, develop a market, sell and distribute custom music CD products created by the digital vending machines. The term of this agreement was to become effective on the date the manufacturer receives the first purchase order and shall continue for five years, unless terminated in accordance with the terms of the agreement. Subsequent to December 31, 2001, this license was transferred to another entity.

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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Certain information with respect to the Directors and Officers of the Company is as follows:

Name                                 Age             Positions and Offices Held
--------                             ---             --------------------------

D. William Thomas                    60              President, and Director

Mark A. Thomas                       34              Director/Secretary


     D. William Thomas has assumed the duties of President and director on an interim basis. The company is pursuing other business entities to acquire with substantial long term revenues that will fit the other business plans of the company.

     The Company's Directors will serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Officers serve at the discretion of the Company's Directors. The only family relationship among the Company's Directors and Officers is that D. William Thomas is the father of Mark A Thomas. There are no present arrangements with any other persons by which they are to become Officers or Directors of the Company.

     The Company presently has no committees.

     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he or she has served as such, and the business experience of such persons during at least the last five years.

     D. WILLIAM THOMAS. Mr. Thomas became a director and its President on March 9, 2002. Since October of 1984, his principal occupation has been as the owner of Advance Marketing Analysis, a consulting firm of Loveland, Colorado. From August of 1994 to June of 1999, he also served as President of Mach One Corporation of Loveland, Colorado. Mr. Thomas attended Hastings College of Hastings, Nebraska for two years.

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

     Vernon C. Kendrick was issued 4,415,000 shares of the Company's common stock in April of 2000. This stock was issued as consideration in the Company's acquisition of WavePower, Inc. The Company has rescinded the WavePower transaction for misrepresentation of and lack of value in the WavePower stock received by the Company. It is the Company's position that these shares are void and not validly issued. However, pending receipt and cancellation of the certificates for these shares or a binding legal determination that they are not validly issued they are included as outstanding in this report. If these shares were validly issued, they would constitute 25.9% of the Company's outstanding stock. To the knowledge of the Company, Mr. Kendrick has not filed a Form 3 reporting any beneficial ownership of this stock under Section 16(a) of the Securities Exchange Act of 1934. Preliminary discussing are taking place to have these shares returned without instituting litigation.


ITEM 10.  EXECUTIVE COMPENSATION

     On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who has served as a director of the Company since July 30, 1999 and who served as its President from July 30, 1999 through May 31, 2000. Under the Agreement, Mr. Lindsey is to devote his full working time and best efforts to develop revenues for the Company. The agreement, as amended on January 1, 2000 and March 1, 2000: (i) provided for a consulting fee of $5,000 a month from August 1, 1999 through February 29, 2000; (ii) provides for a fee of $10,000 a month from March 1, 2000 through its term ending December 31, 2002; and (iii) provided that he became the Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. The Company has not had sufficient funds to pay Mr. Lindsey the fees due under the Agreement. Accordingly, for the period from July 30, 1999 through December 31, 1999, be was paid $20,000 in cash and $40,000 in the form of a promissory note. For the year 2000, he was paid $45,750 in cash and $59,250 in the form of a promissory note. These notes bear interest at 12% per annum and was due December 31. 2001. Mr. Lindsey resigned as an Officer and Director of the Company on February 25, 2002. A total of $120,000 has been accrued by the Company for his unpaid fees for the year 2001.

     During 1999, the Company paid Gregory J. Kaiser the President, Secretary and a director of the Company, consulting fees of $20,000 in cash and $9,820 in the form of a promissory note. Under the provisions of Consulting and Employment Agreements dated September 1, 1999, May 22, 2000 and July 1, 2000; (i) Mr. Kaiser served as a consultant to the Company from September 1, 1999 through May 31, 2000 and from July 1, 2000 to the present; (ii) he served the Company as an employee at a salary of $9,000 a month for June of 2000 which was paid in cash;
(iii) he received consulting fees at the rate of $5,000 a month paid in cash for the four month period ended December 31, 1999 (a total of $20,000); (iv) he has received consulting fees at the rate of $5,000 a month for the period January 1, 2000 through May 31, 2000 and at the rate of $10,000 a month for the period July 1, 2000 through December 31, 2000 which total $85,000 and were paid in the form of a promissory note; and (v) the term of the amended agreement ends June 30, 2002. The promissory notes to Mr. Kaiser bear interest at the rate of 12% per annum and was due December 31, 2001. In December of 2000, the Company issued 500,000 shares of its common stock each to Mr. Lindsey and Mr. Kaiser as additional compensation for services. Mr. Kaiser resigned as an Officer and Director of the Company on February 25, 2002. A total of $120,000 has been accrued by the Company for his unpaid fees for the year 2001.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2001, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:


Title of     Name, Position(s) and Address               Amount of Beneficial
of Class          of Beneficial Owner                          Ownership            Percentage of Class
--------     ------------------------------              ---------------------      -------------------
Common       D. William Thomas, President and Director
             937 East 7th Street
             Loveland, Colorado 80537                            900,000                    5.26%


Common       Mark A. Thomas, Director and Secretary
             4519 W. 6th Street
             Greeley, Colorado 80634                              60,000                     .35%
                                   -

Common       All Officers and Directors as a
             Group (2 persons)                                   960,000                    5.61%


Common       Sam J. Lindsey
             3407 Riva Ridge Drive
             Ft. Collins, Colorado 80526                         900,000                    5.26%

Common       D. William Thomas, President and Director
             937 East 7th Street
             Loveland, Colorado 80537                            900,000                    5.26%

Common       E.M.M. Company Trust, Beneficial Shareholder
             22585 Seaver Court
             Santa Clarita, California 91350                   1,378,600                    8.1%

Common       Vernon C. Kendrick, Beneficial Shareholder
             255 SW 14th Place
             Boca Raton, Florida 33432                         4,415,000(1)                25.8%(1)

Common       The Challenge Limited
             c/o The Belize Bank, Ltd
             60 Market Square #364
             Belize City, Belize                                 900,000(2)                 5.26%(2)

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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     D. William Thomas, and Mark A. Thomas, the officers and directors of the Company, may be deemed to be its "parents", as that term is defined under the Securities Act of 1934, by virtue of their positions. In addition, Mr. D. William Thomas, a Founder and a principal shareholder of the Company may be deemed to be such a parent.

     On January 1, 1999, the Company entered into a Consulting Agreement with Sam J. Lindsey, who became a director and President of the Company on July 30, 1999. Under the agreement Mr. Lindsey is to devote his full working time and best efforts to develop revenues. The agreement is for a two-year term ending December 31, 2000 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999 the total accrued amount due to Mr. Lindsey was $40,000. The Company has issued its promissory note to Mr. Lindsey for this $40,000. The note is due December 31, 2000 and bears interest at the rate of 12% per annum. It is anticipated that this agreement will remain in place and accruals of or payments on the consulting fee continued, until the Company develops salary compensation package for its officers at which time the agreement will be terminated. In addition to the accrual of the consulting fee to Mr. Lindsey, the Company on November 20, 1999, authorized the issuance of 400,000 shares to him of the common stock. On December 1, 2000, the Company issued 500,000 shares to Mr. Lindsey as compensation for services under the Agreement. This Agreement has now terminated

     On January 1, 1999, the Company entered into a consulting agreement with Mr. D. William Thomas under which he has and is to provide services to the Company. The agreement is for a term of two years ending December 31, 2001 and provides for monthly payments of $5,000. The Company has not had sufficient funds to make all the payments on this obligation and as of December 31, 1999, the total accrued amount due to Mr. Thomas was $40,000. The Company has issued its promissory note to Mr. Thomas for this $40,000. The note is due December 31, 2001 The Company has issued an additional note to Mr. Thomas for $60,000 for the consulting fees for the year 2000. This note also bears 12% interest per annum and is due December 31, 2001, and bears interest at the rate of 12% per annum. This agreement also provides for the issuance to Mr. Thomas of 200,000 shares of common stock per year if certain business goals are met by the Company. On November 20, 1999, the Company authorized the issuance to Mr. Thomas of 500,000 shares of common stock as total stock compensation for all consulting services rendered and to be entered under the agreement. This Agreement has now terminated.

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

     For a discussion of the possible reinstatement of an agreement between the Company and Global Marketing Consultants, an entity owned by D. William Thomas, president and Director of the Company, see Item 1. DESCRIPTION OF BUSINESS - PROPOSED

     For details of the lease by the Company of its office facilities in Loveland, Colorado from an entity owned by D. William Thomas, a principal shareholder of the Company, see ITEM 2. DESCRIPTION OF PROPERTY.


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

10.12             Joint Venture Agreement between             Incorporated by Reference to Exhibit 10.12 to Form
                  Enter Tech Corporation and Northern         10-KSB for Fiscal Year Ended December 31, 2000.
                  Communications Group, Inc. dated            Filed April 16, 2001. (No. 0-21275)
                  10/13/00

10.13             Licensing Agreement between Enter           Incorporated by Reference to Exhibit 10.13 to Form
                  Tech Corporation and Hitdisc.com, Inc.      10-KSB for Fiscal Year Ended December 31, 2000.
                  dated 10/27/00  Terminated.                 Filed April 16, 2001.  (No. 0-21275)

10.14             Employment Agreement between                Incorporated by Reference to Exhibit 10.14 to Form
                  Enter Tech Corporation and Gregory          10-KSB for Fiscal Year Ended December 31, 2000.
                  J. Kaiser Terminated.                       Filed April 16, 2001.  (No. 0-21275)



     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

SIGNATURE                         TITLE                                DATE

/s/ D. William Thomas      President and Director,                April 12, 2002
----------------------
D. William Thomas


/s/ Mark A Thomas          Secretary and Director,                April 12, 2002
----------------------
Mark A. Thomas