Form 10QSB
period 2002-03-31
ENTER TECH CORP
filed 2002-05-20
CIK 1021725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549


                                   FORM 10-QSB


(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002 was 17,089,984 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   Financial Information

     Item I.   Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                         3

               Consolidated Balance Sheets as of
                 March 31, 2002 and December 31, 2001                      4

               Consolidated Statements of Operations,
                 Three Months Ended March 31, 2002 and
                 March 31, 2001                                            5

               Consolidated Statements of Operations,
                 Three Months Ended March 31, 2002 and
                 March 31, 2000                                            6

               Consolidated Statements of Cash Flows,
                 Three Months Ended March 31, 2002 and
                 March 31, 2000                                            7

               Notes to Consolidated Financial Statements                  8

     Item 2.   Plan of Operation                                          14

Part II.  Other Information                                               18

         Item 1.  Legal Proceedings                                       18

         Item 2.  Changes in Securities                                   18

         Item 3.  Defaults upon Senior Securities                         18

         Item 4.  Submission of Matters to a Vote of Security
                    Holders                                               18

         Item 5.  Other Information                                       18

         Item 6.  Exhibits and Reports on Form 8-K                        18

Signatures                                                                19

PART 1 - FINANCIAL STATEMENTS
-----------------------------

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Enter Tech Corporation
(A Development Stage Company)
Loveland, Colorado

We have reviewed the accompanying consolidated balance sheet of Enter Tech Corporation (A Development Stage Company) as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Enter Tech Corporation

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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






/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

May 13, 2002

                             ENTER TECH CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                       March 31,    December 31,
                                                         2002           2001

Current Assets                                        $         -    $        -
                                                      -----------    ----------
  Total Current Assets                                          -             -

Equipment, net of accumulated
 depreciation of $13,431                                    9,276        10,411
Other                                                          48            48
                                                      -----------    ----------

  Total Assets                                        $     9,324    $   10,459
                                                      ===========    ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses            $   365,650    $  341,965
     Stock compensation payable                            27,450        27,450
     Customer deposits                                     60,000        60,000
     Notes payable, related parties                     1,179,677     1,143,544
     Notes payable, other                                 250,000       250,000
                                                      -----------    ----------
  Total Current Liabilities                             1,882,777     1,822,959
                                                      -----------    ----------

  Total Liabilities                                     1,882,777     1,822,959
                                                      -----------    ----------

Commitments and contingencies
  (Notes 2,3,4,5,6,7,8,9,10,11,12 and 13)                       -             -

Stockholders' (Deficit):
     Preferred Stock, $.0001 par value,
          5,000,000 shares authorized
          1,000,000 issued and outstanding                    100           100
     Common Stock, $.0001 par value,
          100,000,000 shares authorized
          17,089,984 shares issued at
          March 31, 2002 December 31, 2001                  1,709         1,709
     Additional paid-in capital                         4,982,584     4,982,584
     Stock subscriptions receivable,
      services                                            (52,705)     (115,120)
     Accumulated deficit                               (6,804,859)   (6,681,491)
                                                      -----------    ----------
                                                       (1,873,171)   (1,812,218)

     Treasury Stock, 2,825,000 shares                        (282)         (282)
                                                      -----------    ----------

Total Stockholders' (Deficit)                          (1,873,453)   (1,812,500)
                                                      -----------    ----------

Total Liabilities and Stockholders'
 (Deficit)                                            $     9,324    $   10,459
                                                      ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months       Three Months
                                                   Ended               Ended
                                                 March 31,           March 31,
                                                   2002                2001

Revenues                                       $          -        $         -
                                               ------------        -----------
Operating Expenses:
     Depreciation                                     1,135              1,135
     Professional fees                               24,709            115,714
     Stock issued for services                       62,414            655,933
     Other                                            1,292              1,587
                                               ------------        -----------
       Total Operating Expenses                      89,550            774,369
                                               ------------        -----------

Net Operating (Loss)                                (89,550)          (774,369)

Other (Expenses):
     Interest (expense)                             (33,818)           (21,039)
                                               ------------        -----------

Net Loss to Common Shareholders                $   (123,368)       $  (795,408)
                                               ============        ===========

Net Loss Per Common Share                      $       (.01)       $      (.05)
                                               ============        ===========

Weighted Average Number
 of Shares Outstanding                           17,089,984         17,089,984
                                               ============        ===========

    The accompanying notes are an integral part of the financial statements.

                           ENTER TECH CORPORATION
                       (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                    March 31,        March 31,
                                                      2002             2001
Cash Flows Operating Activities:
     Net (loss)                                  $   (123,368)    $   (795,408)
     Adjustment to reconcile net
      (loss) to net cash provided
      by operating activities:
       Depreciation                                     1,135            1,135
       Stock for services                              62,414          655,933
       Increase in accounts payable
        and accrued expenses                           23,686           44,908
                                                   ----------      -----------

  Net Cash (Used in) Operating
   Activities                                         (36,133)         (93,432)
                                                   ----------       ----------

Cash Flows from Investing Activities
    (Acquisition) of furniture
     and equipment                                          -           (1,192)
                                                   ----------       ----------

  Net Cash (Used in) Investing
   Activities                                               -           (1,192)
                                                   ----------       ----------

Cash Flows from Financing
 Activities:
   Increase in payable, related
    parties                                            36,133           94,542
                                                  -----------       ----------

  Net Cash Provided by Financing
   Activities                                          36,133           94,542
                                                  -----------       ----------

Increase (decrease) in Cash                                 -              (82)

Cash, Beginning of Period                                   -              421
                                                  ===========       ==========

Cash, End of Period                               $         -       $      339
                                                  ===========       ==========

Interest Paid                                     $    33,818       $   21,039
                                                  ===========       ==========

Income Taxes Paid                                 $         -       $        -
                                                  ===========       ==========

    The accompanying notes are an integral part of the financial statements.

                             ENTER TECH CORPORATION
                         (A Develop ment Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

(1)  Condensed Financial Statements
     ------------------------------

The financial statements included herein have been prepared by Enter Tech Corporation (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Enter Tech Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Enter Tech Corporation later in the year.

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

                             ENTER TECH CORPORATION
                         (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)


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

                             ENTER TECH CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

(4)  Basis of Presentation - Going Concern
     -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a negative working capital and a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

                             ENTER TECH CORPORATION
                         (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2002
                               (Unaudited)

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

                             ENTER TECH CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

Effective August 25, 1999, the Company entered into an agreement with a consultant to provide management consulting services to assist in developing the Company. The consultant was to be paid $75 per hour plus 1,000 restricted shares of common stock for every hour worked. In addition, the Company agreed to compensate the consultant for other services with restricted common stock. This agreement has been terminated.

Effective January 1, 2000, the Company entered into an agreement with a consultant to provide consulting services for assistance in completing a private placement or secondary offering, and other consulting services. The consultant was to be paid $10,000 per month plus 200,000 shares of restricted common stock per year provided the business plan established for the Company is met. This agreement has been terminated.

Effective January 1, 2000, the Company entered into an agreement with a director of the Company, to attempt to build revenues of the Company and assist in the development of the Company's product. The director was to be paid $10,000 per month plus expenses. This agreement has been terminated.

                             ENTER TECH CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

(9)  Employment/Consulting Contracts, continued
     ------------------------------------------

Effective May 15, 2000, the Company entered into an employment agreement with an individual to research market conditions and conduct feasibility studies of projects being considered by the Company. The employee was to be paid $18,000 per year plus certain benefits. The agreement expired on May 15, 2001.

Effective May 22, 2000, the Company entered into an executive compensation agreement with the Company's prior president. The president was to be paid $10,000 per month plus certain benefits. The term was for two years with an option to renew for an additional two year period on June 30, 2002. This agreement was terminated in February 2002.

Effective August 1, 2000, the Company entered into an agreement with an attorney to provide legal services to the Company. The attorney was to be paid $5,000 per month plus $5,000 per month in publicly traded stock of the Company. The agreement expired on August 1, 2001.

Effective September 1, 2000, the company entered into an agreement with a consultant to provide assistance in developing business opportunities and revenue. The consultant was to be paid $8,000 monthly plus expenses. The agreement expired on August 31, 2001.

(10) Marketing and Other Services Agreements
     ---------------------------------------

On June 6, 2000, the Company entered into agreements with various companies to provide various marketing and other services. The Company issued 3,125,000 shares of restricted common stock in exchange for their promise to perform these services during the 12-18 month period following the execution of the agreements. The Company has recorded 90% of the market value of these shares at the time of issuance totaling $5,273,437 as stock subscriptions receivable-services, and has charged $62,414 to an expense representing the services performed for the three months ended March 31, 2002. In November 2000, the Company rescinded these agreements and requested the 3,125,000 shares be returned to the Company. During the quarter ended June 30, 2001, 2,825,000 of these shares were returned to the Company and recorded as treasury stock.

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

                             ENTER TECH CORPORATION
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

(12) Licensing Agreement
     -------------------

Effective October 27, 2000, the Company entered into a licensing venture agreement with an entity whereby the Company agreed to purchase 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within three months. The Company agreed to purchase an additional 30 dual terminal digital vending machines at a price of $125,000 plus expenses and 60 single terminal digital vending machines at a purchase price not yet determined within nine months. The Company is also responsible to license this technology and to promote, develop a market, sell and distribute custom music CD products created by the digital vending machines. The term of this agreement shall become effective on the date the manufacturer receives the first purchase order and shall continue for five years, unless terminated in accordance with the terms of the agreement. This license was transferred to another entity during the three months ended March 31, 2002.

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

OVERVIEW

     The Company is a successor to Links, Ltd. a Wyoming corporation, and neither entity has had revenues from operations from its inception. Links, Ltd. was incorporated for the purpose of developing kiosks or vending machines that would market computer software, music and possibly digital video stored on discs. For several years, the Company unsuccessfully attempted to develop a commercially viable kiosk to provide such services

     In the third quarter of 2000, the Company's management elected to change their business plans to encompass a third-party agreement with HitDisc.com, Inc., a manufacturer of a kiosk compatible with the concept and design of the company. The agreement calls for Enter Tech to purchase and deploy the Hitdisc kiosks and to provide the communications infrastructure for those units. Hitdisc.com, Inc. will provide management for the entire kiosk system including management of royalties, software development and all normal operational aspects.

         To facilitate communications infrastructure for this agreement and for other market segments that the Company has targeted, Enter Tech entered into a joint venture agreement with Northern Communications Group, Inc. ("NCG") on October 13, 2000, whereas they will be the exclusive provider of communications needs for Enter Tech projects including all communications installation and management for the Hitdisc kiosk purchased and deployed by Enter Tech. We cannot assure you that we will ever be able to develop a commercially successful kiosk, nor can we assure you that any kiosk concept licensed from another company will be a commercially viable product. Hitdisc is currently continuing its beta tests prior to attempting further market penetration. The Hitdisc project was put on the back burner for lack of a beneficial beta test.

     The Company has since changed its focus to facilitate the infrastructure and marketing of high-speed Internet access, wireless ISP and related appliances, equipment, software and services in the business-to-business market segment. The Company has researched and projected costs for installation and operation of a basic high-speed Internet access for the hospitality industry. NCG has researched and projected costs of equipment acquisition for this market segment

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants. Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell, and manage the Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. The Company has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture may be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems. On February 11, 2002 Global Marketing Consultants notified Enter Tech Corporation that it was terminating its Comprehensive License Agreement due to the many misinterpretations that exist in the Agreement. Currently, Global is restructuring the License Agreement to remove any misunderstanding that currently exist. The new agreement should be in place within the next 30 days.

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

RECENT SIGNIFICANT EVENTS

     On March 9, 2002, D. William Thomas assumed the duties of President and director on an interim basis. The company is pursuing other business entities to acquire with substantial long term revenues that will fit the other business plans of the company.

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

         Profile Venture, Ltd,                                800,000 shares
         The Challenge, Ltd,                                  900,000 shares
         Skyline Marketing Associates, Ltd.                   825,000 shares

The Wall Street Relations Group has not yet returned the 300,000 shares issued to them as part of this transaction

     In a related transaction, on August 2, 2000 Enter Tech entered in an agreement with Profile Venture, Ltd to establish several possible investment groups or partners for immediate funding needs of the company the Company. Enter Tech issued 2,000,000 shares of restricted common stock to Profile for this pending activity. Enter Tech found that an agreement had been consummated and that funds for 100,000 shares at $0.60 per share of Enter Tech restricted stock had been exchanged between Profile and a third party. On further investigation Enter Tech found that 270,000 additional restricted shares were committed as part of this contract as an escrow agreement held against registration of the stock for public trading. The funds resulting from that transaction were not delivered to Enter Tech. The company immediately demanded delivery of the funds and all remaining stock. Profile management returned all but 270,000 shares and the 100,000 shares that had been sold to the third party. The board of Enter Tech Corporation received 2,825,000 shares from the 3 companies listed above and have authorized the return of the shares of stock related to this transaction to treasury. The management and legal counsel for Enter Tech are working towards a complete solution in this matter.

     On June 15, 2001, the Company licensed its portion of the Joint Venture Agreement with Northern Communications Group, Inc. (NCG) to Global Marketing Consultants (an entity owned by D. William Thomas, President/ Director of Enter Tech Corporation) . Under the agreement, Enter Tech has licensed their 50% position in the Joint Venture with NCG in exchange for 40% of the net income produced by the Joint Venture. Global will retain 10% of the net income for its management, sales and marketing efforts. The Joint Venture intends to market its' Custom-Room-Connect (TM) high speed Internet access, web appliance and Video on Demand systems to multi-unit dwellings and the hospitality industry. The Custom-Room-Connect (TM) system provides unique solutions to the hospitality and Multi-Unit Dwellings that involve a variety of high-speed Internet access systems, certain co-marketing and revenue sharing models for web appliances, advertising sales and unique Video on Demand systems that have VCR functionality. As part of the agreement, Global will sell and manage the Custom-Room-Connect (TM) program in conjunction with NCG. Enter Tech will participate when needed in certain marketing and sales efforts as defined by the Joint Venture partners. Global was formed in 1988 to provide marketing expertise to new businesses. Global has specialized in market research and channel sales implementation. GMC has also consulted to companies for funding methodologies and business expansion. Management felt that licensing their portion of the joint venture might be the right approach to fulfilling the immediate needs and opportunities that the Joint Venture has to penetrate the market with its unique systems.

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

     The Trust has advised Enter Tech Management that an agreement for issuing stock for the funds that have been invested would be considered. It is anticipated that a final agreement will be reached within the next 60 days.

     The current number of shares issued and outstanding as of November 13, 2001 was 17,089,984 shares, which includes 5,000,000 shares of restricted common stock issued as part of the initial WavePower, Inc. acquisition, which was rescinded on September 12, 2000. These shares have not been returned to treasury and are being treated by the Company as is explained in footnotes attached to the 10-KSB report for the year ending December 31, 2001 and to those contained in the financial statements filed herewith.

DESCRIPTION OF OUR CURRENT PLAN OF OPERATION

     Enter Tech has been able to establish several potential products for potential license rights in Europe and South America and intends to pursue them as long term revenue sources. Management also intends to clarify and resolve all outstanding issues with the WavePower, Inc. rescission, remaining monetary issues with Profile Ventures Group, and with the Reserve Foundation Trust. Although we plan to proceed with what we believe is an appropriate level of due diligence in implementing any such agreements, we cannot assure you that any alliance will be successful or that we will achieve the expected benefits from any of these transactions or agreements.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 30, 2002, Enter Tech had no cash on hand, and current liabilities of $1,882,777. This represented a working capital deficit of $1,882,777

     As of March 30, 2002, Enter Tech had no material commitments for capital expenditures and no plans to pay dividends to its shareholders.

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

     On May 25, 2000, claimant David M. Matus in District Court of Larimar County, Colorado named Enter Tech as a party in a suit along with 7 other defendants as described in the Second Quarter 10-QSB, for the period ended June 30, 2000. There has been no discovery to date and the case is in its early stages. Accordingly, we cannot predict the outcome of this litigation at this time.


ITEM 2.  CHANGES IN SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

     For the period January 1, 2002 through March 30, 2002, there has been no security transaction authorized by Enter Tech without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following Exhibits are furnished as part of this report:

               NONE

          (b)  Form 8-K

               Form 8-K filed March 14, 2002 reporting resignation of Company's directors under Item 6.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTER TECH CORP.


Dated:  May 15, 2002                  By: /s/ Mark Thomas
                                          --------------------------------------
                                          Mark Thomas, Secretary/Treasurer



                                      By: D. William Thomas
                                          --------------------------------------
                                          D. William Thomas, President/ Director